Form 10-Q
period 1996-03-31
NATIONAL LEASE INCOME FUND 6 LP
filed 1996-05-15
CIK 799034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-15643

                        NATIONAL LEASE INCOME FUND 6 L.P.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                                13-3275922
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]          No [   ]

================================================================================

                        NATIONAL INCOME LEASE FUND 6 L.P.

                           FORM 10-Q - MARCH 31, 1996


                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended
              March 31, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1996


         STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                        NATIONAL LEASE INCOME FUND 6 L P

                               BALANCE SHEETS

                                                                            March 31,     December 31,
                                                                              1996            1995
                                                                          ------------    ------------
ASSETS

  Leased equipment
    Accounted for under the operatinq method, net of
      accumulated depreciation of $19,576,529 and
      $20,081,528 and allowance for equipment
      impairment of $20,470,404 and $20,593,401 .......................   $ 13,222,061    $ 13,966,770
    Accounted for under the financing method ..........................           --            90,976
  Equipment held for lease or sale - net of accumulated
    depreciation of $1,827,573 and an allowance
    for equipment impairment of $2,612,619
  Cash and cash equivalents ...........................................      3,384,025       3,810,827
  Note receivable .....................................................        649,471         770,784
  Deferred costs ......................................................        309,064         337,193
  Other receivables and prepaid expenses ..............................         24,801          31,105
  Accounts receivable .................................................            419           6,628
                                                                          ------------    ------------
                                                                          $ 17,589,841    $ 19,014,283
                                                                          ============    ============
LIABILITIES AND PARTNERS' EQUITY

Liabilities
  Distributions payable ...............................................   $    757,588    $  1,212,141
  Deferred aircraft upgrade payable ...................................        251,181         361,539
  Accounts payable and accrued expenses ...............................        119,570         171,432
  Deferred income .....................................................         80,492         110,853
  Due (from) to affiliates ............................................         (2,179)         23,741
                                                                          ------------    ------------
    Total liabilities .................................................      1,206,652       1,879,706
                                                                          ------------    ------------

Commitments and contingencies

Partners' equity
  Limited partners' equity (300,005 units issued
    and outstanding) ..................................................     17,709,532      18,453,407
  General partners' deficit ...........................................     (1,326,343)     (1,318,830)
                                                                          ------------    ------------
    Total partners' equity ............................................     16,383,189      17,134,577
                                                                          ------------    ------------
                                                                           $17,589,841    $ 19,014,283
                                                                           ===========    ============

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF OPERATIONS

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                           1996        1995
                                                      -----------    -----------
Revenues
  Rental ..........................................   $   790,980    $ 1,280,534
  Interest
    Other .........................................        64,254         89,536
    Financing leases ..............................           776         32,597
  Other operating income ..........................           155            715
                                                      -----------    -----------

                                                          856,165      1,403,382
                                                      -----------    -----------

Costs and expenses
  Depreciation ....................................       575,621        848,124
  General and administrative ......................       101,098         51,000
  Fees to affiliates ..............................        62,080        111,435
  Operating .......................................        50,996         66,480
  Interest ........................................         5,235         15,862
  Provision for equipment impairment ..............          --            8,000
                                                      -----------    -----------

                                                          795,030      1,100,901
                                                      -----------    -----------

                                                           61,135        302,481


(Loss) gain on disposition of equipment, net ......       (54,935)       330,774
                                                      -----------    -----------


Net income ........................................   $     6,200    $   633,255
                                                      ===========    ===========


Net income attributable to
  Limited partners ................................   $     6,138    $   626,922
  General partners ................................            62          6,333
                                                      -----------    -----------

                                                      $     6,200    $   633,255
                                                      ===========    ===========

Net income per unit of limited partnership interest
  (300,005 units outstanding) .....................   $      0.02    $      2.09
                                                      ===========    ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          STATEMENT OF PARTNERS' EQUITY

                                                     Limited         General          Total
                                                    Partners'       Partners'       Partners'
                                                     Equity          Deficit         Equity
                                                  ------------    ------------    ------------
 Balance, January 1, 1996 .....................   $ 18,453,407    $ (1,318,830)   $ 17,134,577

 Net income for the three months
     ended March 31, 1996 .....................          6,138              62           6,200

 Distributions to partners for the three months
      ended March 31, 1996 ($2.50 per limited
      partnership unit) .......................       (750,013)         (7,575)       (757,588)
                                                  ------------    ------------    ------------

 Balance, March 31, 1996 ......................   $ 17,709,532    $ (1,326,343)   $ 16,383,189
                                                  ============    ============    ============




See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF CASH FLOWS

                                                           For the three months ended
                                                                   March 31,
                                                           --------------------------
                                                               1996           1995
                                                           -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ........................................   $     6,200    $   633,255
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities
        Depreciation ...................................       575,621        848,124
        Amortization of deferred costs .................        28,129         28,129
        Loss (gain) on disposition of equipment, net ...        54,935       (330,774)
        Provision for equipment impairment .............          --            8,000
     Changes in assets and liabilities
        Other receivables and prepaid expenses .........         6,304         (5,393)
        Accounts receivable ............................         6,209         21,803
        Accounts payable and accrued expenses ..........       (37,789)       (40,703)
        Deferred income ................................       (30,361)        50,909
        Due to affiliates ..............................       (25,920)       (16,928)
        Accrued interest payable .......................          --           (9,551)
                                                           -----------    -----------

               Net cash provided by operating activities       583,328      1,186,871
                                                           -----------    -----------

Cash flows from investing activities
     Purchase of leased equipment - upgrades ...........      (110,358)      (233,924)
     Proceeds from disposition of leased equipment .....       196,829      2,060,001
     Notes receivable ..................................       121,313          5,382
     Minimum lease payments received on financing
        leases, net of interest earned .................         8,300        169,897
     Other non-operating payments receipts .............       (14,073)       (24,238)
                                                           -----------    -----------

               Net cash provided by investing activities       202,011      1,977,118
                                                           -----------    -----------

                        NATIONAL LEASE INCOME FUND 6 L.P.

                                                           For the three months ended
                                                                   March 31,
                                                           --------------------------
                                                               1996           1995
                                                           -----------    -----------

Cash flows from financing activities
     Distributions to partners .........................    (1,212,141)    (1,515,177)
                                                           -----------    -----------

Net (decrease) increase in cash and cash equivalents ...      (426,802)     1,648,812

Cash and cash equivalents, beginning of period .........     3,810,827      4,042,653
                                                           -----------    -----------

Cash and cash equivalents, end of period ...............   $ 3,384,025    $ 5,691,465
                                                           ===========    ===========

Supplemental disclosure of cash flow information
     Interest paid .....................................   $     5,235    $    25,413
                                                           ===========    ===========

Supplemental disclosure of noncash investing activities

The lessee of the  Partnership's  two  727-227  jet  aircraft  made  certain  initial modifications  to such aircraft during 1993, for which the Partnership is required to repay through the  application of rental credits in accordance  with its lease terms, over a 36  month  period  with  interest  at 9.31%  per  annum.  The cost of  initial modifications for both aircraft aggregated approximately $1,308,000.


See notes to financial statements.

                        NATIONAL INCOME LEASE FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         The Partnership accounts for all of its leases in accordance with the operating and financing methods. For operating leases, rental revenue is recognized on a straight-line basis and expenses (including depreciation) are charged to operations as incurred.

         For financing leases, unearned income is recognized as revenue over the respective lease term so as to produce a constant rate of return on the net investment. For the three months ended March 31, 1996 and 1995, rental revenue earned on a month-to-month basis comprised approximately 3% and 2%, respectively, of total rental revenue recognized.

         Leased equipment and equipment held for lease or sale

         The cost of leased equipment and equipment held for lease or sale represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or net realizable value.

         Depreciation is computed using the straight-line method over the estimated useful lives of such assets (five years for equipment for management information systems, eight years for telephone equipment and aerial lift platforms, 12 years for intercity buses and 13 to 18 years for aircraft and aircraft-related equipment). The Partnership capitalizes major additions to its aircraft and depreciates such capital improvements over the remaining estimated useful life of such aircraft.

         When equipment is sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a quarterly review of all equipment in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment may not be recoverable.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Deferred costs

         Deferred costs represent the payments made by the Partnership, based upon the terms of a certain lease, for maintenance which enhanced the marketability with respect to the return of certain aircraft leased to Alaska Airlines, Inc. ("Alaska"). Deferred costs are amortized over the terms of the remarketed lease.

         Note receivable

         Note receivable represents financing provided by the Partnership to a lessee of certain aircraft for modifications made to such aircraft. Such note will be repaid at a rate of 9.31% per annum.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Z Square G Partners II was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in business related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford Management LLC ("Wexford").

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the three months ended March 31, 1996 reimbursable expenses to Wexford by the Partnership amounted to $9,800.

         The Partnership has a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $38,080 and $63,435 for the three months ended March 31, 1996 and 1995, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. The Partnership incurred partnership management fees of $24,000 and $48,000 for the three months ended March 31, 1996 and 1995, respectively.

         The general partners are entitled to 1% of distributable cash from operations, cash from sales or financing and cash from the equipment reserve account and, in general, an allocation of 1% of taxable net income or loss of the Partnership.

         During the operating and liquidating stage of the Partnership, IREG may be entitled to receive certain other fees which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

         Upon the ultimate liquidation of the Partnership, the general partners may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit, which could result in distributions to the limited partners of less than recorded equity.

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by Equipment Management.

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $750,013 ($2.50 per unit) and $7,575, respectively, at March 31, 1996, were paid in May 1996.

5        EQUIPMENT SALES - 1996

         From January 1 to March 31, 1996, the Partnership sold certain equipment for management information systems and telecommunication equipment (originally accounted for as operating and financing leases), which it had originally purchased for purchase prices aggregating $1,785,997 inclusive of associated acquisition fees, to unaffiliated third parties for an aggregate sales price of $196,829. Such equipment had net carrying values aggregating $251,764 (net of allowances for equipment impairment aggregating $122,997 provided in prior periods with respect to such equipment) when sold.

6        COMMITMENTS AND CONTINGENCIES

         (a)   Hawaiian Airlines, Inc.

         On September 21, 1993, Hawaiian Airlines, Inc. ("Hawaiian"), filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Hawaiian had leased two Rolls Royce aircraft engines (the "Hawaiian Engines"), owned by the Partnership, under two separate engine leases (the "Hawaiian Leases"). The Hawaiian Engines were not encumbered by third party debt.

         Hawaiian had suffered serious financial difficulties since at least 1990 and had, through June 1994, made rental payments that were less than the scheduled amounts due, based on a series of proposed restructuring plans whereby lease rentals under the Hawaiian Leases were reduced.

         In September 1993, the Partnership discovered that one of the Hawaiian Engines had been substantially damaged and was of nominal net carrying value. Although such engine was held in storage by Hawaiian, Hawaiian continued to remit payments on such engine as if it was in use. Further, in March 1994, the Partnership was notified by Hawaiian that the second engine was also in storage and in need of substantial repairs (estimated by the Partnership to cost approximately $800,000). Hawaiian continued to remit weekly payments relating to the Hawaiian Engines through June 9, 1994.

         On June 27, 1994, Hawaiian filed a motion with the bankruptcy court to reject the Hawaiian Leases and on July 11, 1994, the bankruptcy court approved such motion.

         The Partnership had filed proofs of claims in Hawaiian's bankruptcy case. Hawaiian and the Partnership have entered into an agreement to settle the Partnership's claims with respect to the Hawaiian Engines. Hawaiian has settled the claims through the issuance of Hawaiian stock to the Partnership (see Note 7). The Partnership anticipates that it will encounter severe competition in attempting to sell the Hawaiian Engines due to their condition as well as due to a surplus in the market with respect to such engines. Hawaiian emerged from bankruptcy on September 12, 1994.

         At March 31, 1996, the Hawaiian Engines (net of allowances for equipment impairment aggregating $2,595,000 provided in prior periods) were fully depreciated and are all included in Equipment held for sale or lease.

         (b)   Continental Micronesia, Inc.

         On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Such aircraft had been originally leased to Alaska through August 14, 1992. In conjunction with the return of such aircraft by Alaska, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Partnership paid Alaska approximately $647,000 to reflect the value associated with such attributes. Such amount has been reflected on the balance sheets, net of amortization, at March 31, 1996 and December 31, 1995, as Deferred Costs and will be amortized over the term of the lease renewal with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of March 31, 1996, the remaining balance of credit to be applied by Continental towards such modification costs was approximately $251,000 and was included on the balance sheet as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to such aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any Lessor Financing Credits through monthly installments which will be amortized at the rate of 9.31% per annum over 36 months. Through March 31, 1996, the Partnership had provided all the required financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at March 31, 1996 as Note Receivable. At March 31, 1996, the net carrying value of both aircraft aggregated approximately $8,524,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods).

         (c)   Skyhook, Inc.

         In December 1989, Skyhook, Inc., the lessee of certain aerial lift platforms, defaulted on its lease with the Partnership and shortly thereafter filed for protection from its creditors pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code. The Partnership recovered and disposed of all of the aerial lift platforms. The lease had been guaranteed by the individual owner of the lessee. The Partnership has filed suit against the individual guarantor in New York State Supreme Court, Westchester County. The equipment was originally purchased for a price of approximately $1,523,000 (inclusive of associated acquisition fees and expenses). During 1993, the guarantor served an amended answer and counterclaim against the Partnership alleging lack of commercial reasonableness in the Partnership's disposition of the equipment and that the original lease transaction was usurious. The amended answer and counterclaim sought approximately $1,200,000 in damages. In March 1996, the Partnership and the defendant settled the litigation. The settlement provides for a payment of $7,000 to the Partnership and a full and final release of any claims against the Partnership. The action has been dismissed with prejudice.

         (d)   Southwest Airlines Co.

         On November 30, 1994, the leases with the Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment. Southwest and the Partnership agreed to extend
         Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. The Partnership provided an allowance for equipment impairment of $750,000 to recognize the loss in value of such aircraft for the year ended December 31, 1994.

         On November 30, 1995, the lease extensions with Southwest were scheduled to expire in accordance with their terms. Southwest and the Partnership agreed to a two year extension of each lease which provides for monthly rental of 125% of the previous lease rate.

         The  net  carrying   value  of  the   Southwest   Aircraft   aggregated
         approximately $4,563,000 (net allowance for equipment impairment aggregating approximately $10,400,000 previously provided) at March 31, 1996.

7        REALIZED GAIN ON ACQUISITION AND SALE OF MARKETABLE SECURITIES

         In June 1995, the Partnership received approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc., in consideration of its general unsecured claims filed against Hawaiian. During 1995, the Partnership sold all shares for net proceeds aggregating $398,377.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership declared a cash distribution of $2.50 per unit of limited partnership interest totaling $757,588 for the three months ended March 31, 1996 (the "1996 Period"), which represented cash from operations of $560,759 and sales of $196,829 generated during the current period. As of March 31, 1996, the Partnership had operating reserves of approximately $1,634,000, which was comprised of undistributed cash from operations and sales, of approximately $134,000, as well as the general working capital reserve of $1,500,000.

The leasing arrangements entered into by the Partnership with respect to its equipment generally provided for fixed or minimum rentals, and as such, provide reasonable assurance that all of the Partnership's operating needs, such as administrative costs and management fees, will be met in the foreseeable future.

Although expenses levels have been reduced, the Partnership anticipates that most of its future administrative expenses (i.e., accounting and investor services including printing) are fixed and will not decrease significantly during the Partnership's future operating period. Other expenses such as insurance and fees to affiliate will decline during such period.

Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1996 and 1995:

(i) On September 21, 1993, Hawaiian Airlines, Inc. ("Hawaiian"), filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Hawaiian had leased two Rolls Royce aircraft engines (the "Hawaiian Engines"), owned by the Partnership, under two separate engine leases (the "Hawaiian Leases"). The Hawaiian Engines were not encumbered by third party debt.

         Hawaiian had suffered serious financial difficulties since at least 1990 and had, through June 1994, made rental payments that were less than the scheduled amounts due, based on a series of proposed restructuring plans whereby lease rentals under the Hawaiian Leases were reduced. Hawaiian has continued to remit weekly payments relating to the Hawaiian Engines through June 9, 1994.

         On June 27, 1994, Hawaiian filed a motion with the bankruptcy court to reject the Hawaiian Leases and on July 11, 1994, the bankruptcy court approved such motion.

         The Partnership had filed proofs of claims in Hawaiian's bankruptcy case. Hawaiian emerged from bankruptcy on September 12, 1994. Hawaiian and the Partnership entered into an agreement to settle the Partnership's claims with respect to the Hawaiian Engines. Hawaiian has settled the claims through the issuance of Hawaiian stock to the Partnership. In June 1995, the Partnership received approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc., in consideration of its general unsecured claims filed against Hawaiian. During 1995, the Partnership sold all shares for net proceeds aggregating $398,377. The Partnership anticipates that it will encounter severe competition in attempting to sell the Hawaiian Engines due to their condition as well as due to a surplus in the market with respect to such engines.

         At March 31, 1996, the Hawaiian Engines (net of allowances for equipment impairment aggregating $2,595,000 previously provided) were fully depreciated.

(ii) On March 31, 1993, the Partnership leased two Boeing 727-227 Advance aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Such aircraft had been originally leased to Alaska Airlines, Inc. ("Alaska") through August 14, 1992. In conjunction with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Partnership paid Alaska approximately $647,000 to reflect the value associated with such attributes. Such amount has been reflected on the balance sheets on a gross basis, net of amortization, at March 31, 1996 and December 31, 1995, as Deferred Costs and will be amortized over the term of the lease renewal with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of March 31, 1996, the remaining balance of credit to be applied by Continental towards such modifications costs was approximately $251,000 and was included on the balance sheets as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to the aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any Lessor Financing Credits through monthly payments which will be amortized at the rate of 9.31% per annum over 36 months. Through March 31, 1996, the Partnership had provided financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at March 31, 1996 as Note Receivable. At March 31, 1996, the net carrying value of both aircraft aggregated approximately $8,524,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods).

(iii) On November 30, 1994, the leases with Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment for the initial lease term. Southwest and the Partnership agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. On November 30, 1995, the extensions with Southwest were scheduled to expire in accordance with their terms, and Southwest and the Partnership agreed to extend the leases for two additional years at 125% of the current lease rate. At March 31, 1996, the net carrying value of the Southwest Aircraft aggregated approximately $4,563,000 (net of allowances for equipment impairment aggregating of $10,400,000 previously provided).

(iv) On October 31, 1994, the lease with Simmons Airlines, Inc. ("Simmons") of two Shorts 360 aircraft (the "Simmons Aircraft") expired in accordance with its original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment. In conjunction with the return of the Simmons Aircraft, it was determined that certain attributes of two of the engines were below certain thresholds. The Partnership contributed approximately $133,000 in order to enhance the value of such engines. In April 1995, the Simmons Aircraft were sold to an unaffiliated third party for net sales proceeds of $1,425,000. Such aircraft had net carrying values aggregating approximately $1,493,000 (net of allowances for equipment impairment aggregating of $2,930,000 previously provided) when sold.

(v) On July 31, 1995 the lease with Aloha Airlines, Inc. ("Aloha") for a Boeing 737-200 Advanced aircraft was scheduled to expire in accordance with its original terms. The Partnership and Aloha entered into a short-term lease extension of a maximum of two and a half months terminating on October 15, 1995. During the lease extension Aloha paid rent on a utilization arrangement based on $225 per cycle with a monthly minimum of $53,500 and a monthly maximum of $90,000. The Partnerships had the option, which it exercised, to early terminate the lease on September 7, 1995. Aloha paid the Partnership a financial adjustment of $515,000 in lieu of complying with certain return conditions provided for in the lease. Aloha also made an additional payment of $15,000 for a damaged Auxiliary Power Unit. In September 1995, the Partnership sold the Aloha aircraft to an unaffiliated third party for net sales proceeds of $2,461,000. Such aircraft had a net carrying value of approximately $2,719,000 (net of allowances for equipment impairment aggregating of $3,500,000 previously provided) when sold.

As of March 31, 1996, the Partnership remained the owner of four aircraft and related engines as well as two additional aircraft engines, which in the aggregate represented approximately 98% of its remaining equipment, on an original cost basis. Such foregoing aircraft and engines had an original cost of approximately $56,820,000 (net carrying value of approximately $13,088,000). All associated nonrecourse debt related to the aircraft has been repaid.

The substantial costs required to maintain and bring used aircraft into compliance with FAA noise and maintenance requirements are the primary factors which have adversely affected the narrow body aircraft market. The Partnership has encountered severe competition in attempting to re-lease its aircraft as they have come off lease due to a surplus in the market of narrow-body aircraft similar to the aircraft owned by the Partnership. Additionally, there is competition from newer and more fuel efficient aircraft which comply with the FAA noise requirements. The Partnership also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft.

As the Partnership's aircraft come off-lease, the Partnership may need to use a portion of its operating reserves and/or its cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft if the Partnership determines that such expenditures are in its best interest in order to maximize the remarketing value. The Partnership is currently evaluating strategies, including potential engine upgrades to conform to regulations covering maintenance and upgrading of aging aircraft. The Partnership's ability to make distributions may be impacted by its obligation to pay such costs.

At March 31, 1996, the Partnership remained the owner of equipment with an original cost of approximately $57,709,000 of which approximately $4,440,000 is off-lease and approximately $338,000 is leased on a month-to-month basis (both on an original cost basis). The Partnership will continue with its efforts to maximize the value of its remaining equipment portfolio. The Partnership's anticipated cash from operations after deducting operating expenses for the remainder of 1996, based on firm term leases in place, is not sufficient to maintain previous distribution levels. Distribution levels will fluctuate based upon remarketing success of the Partnership's equipment including any proceeds generated by the sale of significant assets (such as aircraft) and requirements for operating reserves, if any.

At the present time, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by the Managing General Partner.

On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the Associate General Partner, upon the withdrawal of Z Square G Partners II, the former Associate General Partner.

Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

Results of Operations

Net income decreased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, as the reduction in revenue and (loss) gain on disposition of equipment exceeded the reduction in expenses.

Revenues decreased overall for the three months ended March 31, 1996 compared to the corresponding period of the prior year. Rental income decreased due to the expiration of certain leases in accordance with the original terms of such leases subsequent to the prior year's period. The sale of the Aloha aircraft prior to the current period accounted for approximately 85% of the total rental income reduction.

Interest income on finance leases decreased due to expiration of all leases in accordance with the original lease terms and sale of equipment subsequent to the prior year's period.

Expenses decreased for the three months ended March 31, 1996 as compared to the corresponding period of the prior year as follows:

Fees to affiliates decreased due to the decrease in equipment management fees resulting from a reduction in rentals on which such fees are based;

Depreciation expense decreased due to the elimination of depreciation expense resulting from the disposition or sale of certain equipment during or subsequent to the prior year's period, as well as to the fact that certain equipment was fully depreciated during or prior to the current year's period. Additionally, the Partnership provided allowances for equipment impairment in the prior year's period not incurred in the current year. Loss on the disposition of equipment was approximately $55,000 for the current period as compared to a net gain of approximately $331,000 in the prior period.

Operating expenses decreased due to expenses relating to the return and storage of the Simmons Aircraft in the prior period; interest expense decreased due to increased principal payments on Air Mike rent credits in the current period; offset by an increase in general and administrative expense due to higher level costs in conjunction with the settlement of the Skyhook litigation.

PART II - OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS


(i) During December 1989, Skyhook, Inc., the lessee of certain aerial lift platforms, defaulted on its lease with the Partnership and shortly thereafter filed for protection from its creditors pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The Partnership recovered and disposed of all of the aerial lift platforms. The lease had been guaranteed by the individual owner of the lessee. The Partnership filed suit against the individual guarantor in New York State Supreme Court, Westchester County. The equipment was originally acquired for a purchase price of approximately $1,523,000 (inclusive of associated acquisition fees and expenses). During 1993, the guarantor served an amended answer and counterclaim against the Partnership, alleging lack of commercial reasonableness in the Partnership's disposition of the equipment and that the original lease transaction was usurious. The amended answer and counterclaim sought approximately $1,200,000 in damages. In March 1996, the Partnership and the defendant settled the litigation. The settlement provides for a payment of $7,000 to the Partnership and a full and final release of any claims against the Partnership. The action has been dismissed with prejudice.

(ii) The Partnership filed proofs of claims in the Hawaiian Airlines, Inc. ("Hawaiian") bankruptcy case covering the outstanding rentals from October 2, 1990 through September 21, 1993 and covering the casualty value of the damaged engine, as well as administrative claims covering the use of a second engine (collectively, the "Hawaiian Engines") and a McDonnell Douglas DC-9-51 aircraft (the "Hawaiian Aircraft") for periods subsequent to September 21, 1993. The proofs of claims and the administrative claims also included claims for any other damages resulting from Hawaiian's actions with respect to the Hawaiian Engines and the Hawaiian Aircraft either pre- or post-petition. Because of the foreclosure on the Hawaiian Aircraft, the Partnership has agreed to withdraw its claims as to the Hawaiian Aircraft, since the Hawaiian Lender filed substantially duplicate claims. Hawaiian emerged from bankruptcy on September 12, 1994. Hawaiian and the Partnership entered into an agreement to settle the Partnership`s claims with respect to the Hawaiian Engines. Hawaiian has settled the claims through the issuance of Hawaiian stock to the Partnership. In June 1995, the Partnership received approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc., in consideration of its general unsecured claims filed against Hawaiian. During 1995, the Partnership sold all shares for net proceeds aggregating $398,377.


ITEM 6 -       EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits: None
(b)            Reports on form 8-K: None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        National Lease Income Fund 6 L.P.
               By:      ALI Equipment Management Corp.
                        Managing General Partner




                   /S/  Douglas J. Lambert
                        ----------------------
                        Douglas J. Lambert
                        President (Principal Executive and Financial Officer)









Date:  May 15, 1996