Form 10-Q
period 1996-06-30
NATIONAL LEASE INCOME FUND 6 LP
filed 1996-08-14
CIK 799034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                    Yes    [ X ]          No [   ]

                        NATIONAL INCOME LEASE FUND 6 L.P.

                            FORM 10-Q - JUNE 30, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and 1995 and the six months ended  June 30, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the six months ended
              June 30, 1996


         STATEMENTS OF CASH FLOWS - For the six months ended
              June 30, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS
      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 NATIONAL LEASE INCOME FUND 6 L.P.

                                   BALANCE SHEETS

                                                                    June 30,      December 31,
                                                                      1996            1995
                                                                  ------------    ------------
ASSETS

        Leased equipment
           Accounted  for under the  operating  method,  net of
             accumulated  depreciation of $20,137,778 and
             $20,081,528 and allowance for equipment
             impairment of $20,520,404 and $20,593,401 ........   $ 12,610,812    $ 13,966,770
           Accounted for under the financing method ...........           --            90,976
        Equipment held for lease or sale - net of accumulated
             depreciation of $1,827,573 and an allowance
             for equipment impairment of $2,612,619 ...........           --              --
        Cash and cash equivalents .............................      3,288,077       3,810,827
        Note receivable .......................................        525,312         770,784
        Deferred costs ........................................        280,935         337,193
        Other receivables and prepaid expenses ................         29,209          31,105
        Accounts receivable ...................................         11,242           6,628
                                                                  ------------    ------------
                                                                  $ 16,745,587    $ 19,014,283
                                                                  ============    ============
LIABILITIES AND PARTNERS' EQUITY

Liabilities
        Distributions payable .................................   $    712,133    $  1,212,141
        Deferred aircraft upgrade payable .....................        138,234         361,539
        Accounts payable and accrued expenses .................         55,393         171,432
        Deferred income .......................................         82,421         110,853
        Due to affiliates .....................................          6,635          23,741
                                                                  ------------    ------------
                Total liabilities .............................        994,816       1,879,706
                                                                  ------------    ------------
Commitments and contingencies

Partners' equity
        Limited partners' equity (300,005 units issued
          and outstanding) ....................................     17,083,438      18,453,407
        General partners' deficit .............................     (1,332,667)     (1,318,830)
                                                                  ------------    ------------
                Total partners' equity ........................     15,750,771      17,134,577
                                                                  ------------    ------------
                                                                  $ 16,745,587    $ 19,014,283
                                                                  ============    ============


See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF OPERATIONS

                                                                  For the three months ended             For the six months ended
                                                                            June 30,                             June 30,
                                                                 -----------------------------        -----------------------------
                                                                      1996             1995               1996              1995
                                                                 -----------       -----------        -----------        -----------
Revenues
     Rental ..............................................       $   769,692       $ 1,226,304        $ 1,560,672        $ 2,506,838
     Interest
        Other ............................................            53,339           108,253            117,593            197,789
        Financing leases .................................              --               4,139                776             36,736
     Other operating income ..............................             3,011            12,602              3,166             13,317
                                                                 -----------       -----------        -----------        -----------
                                                                     826,042         1,351,298          1,682,207          2,754,680
                                                                 -----------       -----------        -----------        -----------

Costs and expenses
     Depreciation ........................................           561,249           821,795          1,136,870          1,669,919
     General and administrative ..........................            35,849            81,696            136,947            132,696
     Fees to affiliates ..................................            67,414            98,212            129,494            209,647
     Operating ...........................................            29,168            57,863             80,164            124,343
     Provision for equipment impairment ..................            50,000              --               50,000              8,000
     Interest ............................................             2,647            12,651              7,882             28,513
                                                                 -----------       -----------        -----------        -----------
                                                                     746,327         1,072,217          1,541,357          2,173,118
                                                                 -----------       -----------        -----------        -----------
                                                                      79,715           279,081            140,850            581,562

Realized gain on acquisition of
     marketable securities ...............................              --             311,792               --              311,792

Realized gain on sale
     marketable securities ...............................              --              40,375               --               40,375


(Loss) gain on disposition of equipment, net .............              --             (66,283)           (54,935)           264,491
                                                                 -----------       -----------        -----------        -----------

Net income ...............................................       $    79,715       $   564,965        $    85,915        $ 1,198,220
                                                                 ===========       ===========        ===========        ===========
Net income attributable to
     Limited partners ....................................       $    78,918       $   559,315        $    85,056        $ 1,186,238
     General partners ....................................               797             5,650                859             11,982
                                                                 -----------       -----------        -----------        -----------

                                                                 $    79,715       $   564,965        $    85,915        $ 1,198,220
                                                                 ===========       ===========        ===========        ===========
Net income per unit of limited partnership
     interest (300,005 units outstanding) ................       $      0.26       $      1.86        $      0.28        $      3.95
                                                                 ===========       ===========        ===========        ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          STATEMENT OF PARTNERS' EQUITY

                                                                            Limited                General                Total
                                                                            Partners'              Partners'             Partners'
                                                                             Equity                 Equity                Equity
                                                                         ------------           ------------           ------------
Balance, January 1, 1996 ......................................          $ 18,453,407           $ (1,318,830)          $ 17,134,577

Net income for the six months
     ended June 30, 1996 ......................................                85,056                    859                 85,915

Distributions to partners for the six months
     ended June 30, 1996 ($4.85 per limited
     partnership unit) ........................................            (1,455,025)               (14,696)            (1,469,721)
                                                                         ------------           ------------           ------------
Balance, June 30, 1996 ........................................          $ 17,083,438           $ (1,332,667)          $ 15,750,771
                                                                         ============           ============           ============

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                                        For the six months ended
                                                                                                               June 30,
                                                                                                   --------------------------------
                                                                                                       1996                1995
                                                                                                   -----------          -----------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

Cash flows from operating activities
     Net income ..........................................................................         $    85,915          $ 1,198,220
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation .....................................................................           1,136,870            1,669,919
        Amortization of deferred costs ...................................................              56,258               56,258
        Realized gain on acquisition and sale of marketable securities ...................                --               (352,167)
        Loss (gain) on disposition of equipment, net .....................................              54,935             (264,491)
        Provision for equipment impairment ...............................................              50,000                8,000
     Changes in assets and liabilities
        Other receivables and prepaid expenses ...........................................               1,896               (8,517)
        Accounts receivable ..............................................................              (4,614)              16,911
        Accounts payable and accrued expenses ............................................             (74,623)            (109,446)
        Deferred income ..................................................................             (28,432)               2,883
        Due to affiliates ................................................................             (17,106)             (12,287)
        Accrued interest payable .........................................................                --               (169,524)
                                                                                                   -----------          -----------
               Net cash provided by operating activities .................................           1,261,099            2,035,759
                                                                                                   -----------          -----------
Cash flows from investing activities
     Purchase of leased equipment - upgrades .............................................            (223,305)            (336,867)
     Proceeds from sale of marketable securities .........................................                --                 83,142
     Proceeds from disposition of leased equipment .......................................             196,829            3,531,881
     Notes receivable ....................................................................             245,472              118,544
     Minimum lease payments received on financing
        leases, net of interest earned ...................................................               8,300              192,985
     Other non-operating payments receipts ...............................................             (41,416)             (20,184)
                                                                                                   -----------          -----------

               Net cash provided by investing activities .................................             185,880            3,569,501
                                                                                                   -----------          -----------
Cash flows from financing activities
     Distributions to partners ...........................................................          (1,969,729)          (4,545,530)
                                                                                                   -----------          -----------

Net (decrease) increase in cash and cash equivalents .....................................            (522,750)           1,059,730

Cash and cash equivalents, beginning of period ...........................................           3,810,827            4,042,653
                                                                                                   -----------          -----------
Cash and cash equivalents, end of period .................................................         $ 3,288,077          $ 5,102,383
                                                                                                   ===========          ===========
Supplemental disclosure of cash flow information
     Interest paid .......................................................................         $     7,882          $   171,549
                                                                                                   ===========          ===========

See notes to financial statements.

Supplemental  disclosure  of  noncash  investing  activities.

The lessee of the Partnership's two 727-227 jet aircraft made certain initial modifications to such aircraft during 1993, for which the Partnership is required to repay through the application of rental credits in accordance with its lease terms, over a 36 month period with interest at 9.31% per annum. The cost of initial modifications for both aircraft aggregated approximately $1,308,000.

                        NATIONAL INCOME LEASE FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         The Partnership accounts for all of its leases in accordance with the operating and financing methods. For operating leases, rental revenue is recognized on a straight-line basis and expenses (including depreciation) are charged to operations as incurred.

         For financing leases, unearned income is recognized as revenue over the respective lease term so as to produce a constant rate of return on the net investment. For the six months ended June 30, 1996 and 1995, rental revenue earned on a month-to-month basis comprised approximately 3% of total rental revenue recognized for each period.

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

         When equipment is sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a quarterly review of all equipment in its portfolio, when management believes that, based

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment may not be recoverable.

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

         In March 1995, Presidio elected new directors for Equipment Management.
         Wexford  Management  Corp.,  formerly  Concurrency   Management  Corp.,

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the six months ended June 30, 1996 reimbursable expenses to Wexford by the Partnership amounted to $17,891.

         The Partnership has a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $75,553 and $121,647 for the six months ended June 30, 1996 and 1995, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. The Partnership incurred partnership management fees of $53,941 and $88,000 for the six months ended June 30, 1996 and 1995, respectively.

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

         Upon the ultimate liquidation of the Partnership, the general partners may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit, which could result in distributions to the limited partners of less than the recorded equity.

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

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $705,012 ($2.35 per unit) and $7,121, respectively, at June 30, 1996, were paid in August 1996.

5        EQUIPMENT SALES - 1996

         From January 1 to June 30, 1996, the Partnership sold certain equipment for management information systems and telecommunication equipment (originally accounted for as operating and financing leases), which it had originally purchased for purchase prices aggregating $1,785,997 inclusive of associated acquisition fees, to unaffiliated third parties for an aggregate sales price of $196,829. Such equipment had net carrying values aggregating $251,764 (net of allowances for equipment impairment aggregating $122,997 provided in prior periods with respect to such equipment) when sold.

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

         Hawaiian emerged from bankruptcy on September 12, 1994. The Partnership had filed proofs of claims in Hawaiian's bankruptcy case. Hawaiian and the Partnership entered into an agreement to settle the Partnership's claims with respect to the Hawaiian Engines. Hawaiian has settled the claims through the issuance of Hawaiian stock to the Partnership (see
         Note 7). At June 30, 1996, the Hawaiian Engines (net of allowances for equipment impairment aggregating $2,595,000 provided in prior periods) were fully depreciated and are all included in Equipment held for sale or lease.

         (b)   Continental Micronesia, Inc.

         On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Such aircraft had been originally leased to Alaska through August 14, 1992. In conjunction with the return of such aircraft by Alaska, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Partnership paid Alaska approximately $647,000 to reflect the value associated with such attributes. Such amount has been reflected on the balance sheets, net of amortization, at June 30, 1996 and December 31, 1995, as Deferred Costs and will be amortized over the term of the lease with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of June 30, 1996, the remaining balance of credit to be applied by Continental towards such modification costs was approximately $138,000 and was included on the balance sheet as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to such aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any Lessor Financing Credits through monthly installments which will be amortized at the rate of 9.31% per annum over 36 months. Through June 30, 1996, the Partnership had provided all the required financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at June 30, 1996 as Note Receivable. At June 30, 1996, the net carrying value of both aircraft aggregated approximately $8,337,000 (net of allowances for equipment impairment aggregating approximately $10,009,000 provided in prior periods).

         (c)    Skyhook, Inc.

         In December 1989, Skyhook, Inc., the lessee of certain aerial lift platforms, defaulted on its lease with the Partnership and shortly thereafter filed for protection from its creditors pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code. The Partnership recovered and disposed of all of the aerial lift platforms. The lease had been guaranteed by the individual owner of the lessee. The Partnership filed suit against the individual guarantor in New York State Supreme Court, Westchester County. The equipment was originally purchased for a price of approximately $1,523,000 (inclusive of associated acquisition fees and expenses). During 1993, the guarantor served an amended answer and counterclaim against the Partnership alleging lack of commercial reasonableness in the Partnership's disposition of the equipment and that the original lease transaction was usurious. The amended answer and counterclaim sought approximately $1,200,000 in damages. In March 1996, the Partnership and the defendant settled the litigation. The settlement provides for a payment of $7,000 to the Partnership and a full and final release of any claims against the Partnership. The action was dismissed with prejudice.

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

         The net carrying value of the Southwest Aircraft aggregated approximately $4,213,000 (net of an allowance for equipment impairment aggregating approximately $10,400,000 previously provided) at June 30, 1996.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership declared a cash distribution of $2.35 per unit of limited partnership interest totaling $712,133 for the quarter ended June 30, 1996, which represented cash from operations of $705,721 generated during the current period as well as from reserves generated in prior periods. As of June 30, 1996, the Partnership had operating reserves of approximately $1,642,000 which was comprised of undistributed cash from operations and sales of approximately $124,000, as well as the general working capital reserve of $1,500,000.

The leasing arrangements entered into by the Partnership with respect to its equipment generally provided for fixed or minimum rentals, and as such, provide reasonable assurance that all of the Partnership's operating needs, such as administrative costs and management fees, will be met in the foreseeable future.

Although expense levels have been reduced, the Partnership anticipates that most of its future administrative expenses (i.e., accounting and investor services including printing) are fixed and will not decrease significantly during the Partnership's future operating periods. Other expenses such as insurance and fees to affiliates will decline during such periods.

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

         The Partnership had filed proofs of claims in Hawaiian's bankruptcy case. Hawaiian emerged from bankruptcy on September 12, 1994. Hawaiian and the Partnership entered into an agreement to settle the Partnership's claims with respect to the Hawaiian Engines. Hawaiian has settled the claims through the issuance of Hawaiian stock to the Partnership. In June 1995, the Partnership received approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc., in consideration of its general unsecured claims filed against Hawaiian. During 1995, the Partnership sold all shares for net proceeds aggregating $398,377. The Partnership anticipates that it will encounter severe competition in attempting to sell the Hawaiian Engines due to their condition as well as due to a surplus in the market with respect to such engines. At June 30, 1996, the Hawaiian Engines (net of allowances for equipment impairment aggregating $2,595,000 previously provided) were fully depreciated.

         (ii)On March 31, 1993, the Partnership leased two Boeing 727-227 Advance aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Such aircraft had been originally leased to Alaska Airlines, Inc. ("Alaska") through August 14, 1992. In conjunction with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Partnership paid Alaska approximately $647,000 to reflect the value associated with such attributes. Such amount has been reflected on the balance sheets on a gross basis, net of amortization, at June 30, 1996 and December 31, 1995, as Deferred Costs and will be amortized over the term of the leases with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of June 30, 1996, the remaining balance of credit to be applied by Continental towards such modifications costs was approximately $138,000 and was included on the balance sheets as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to the aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any Lessor Financing Credits through monthly payments which will be amortized at the rate of 9.31% per annum over 36 months. Through June 30, 1996, the Partnership had provided financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at June 30, 1996 as Note Receivable. At June 30, 1996, the net carrying value of both aircraft aggregated approximately $8,337,000 (net of allowances for equipment impairment aggregating approximately $10,009,000 provided in prior periods).

         (iii) On November 30, 1994, the leases with Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment for the initial lease term. Southwest and the Partnership agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. On November 30, 1995, the extensions with Southwest were scheduled to expire in accordance with their terms, and Southwest and the Partnership agreed to extend the leases for two additional years at 125% of the current lease rate. At June 30, 1996, the net carrying value of the Southwest Aircraft aggregated approximately $4,213,000 (net of allowances for equipment impairment aggregating $10,400,000 previously provided). Liquidity and Capital Resources (continued)

         (iv) On October 31, 1994, the lease with Simmons Airlines, Inc. ("Simmons") of two Shorts 360 aircraft (the "Simmons Aircraft") expired in accordance with its original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment. In conjunction with the return of the Simmons Aircraft, it was determined that certain attributes of two of the engines were below certain thresholds. The Partnership contributed approximately $133,000 in order to enhance the value of such engines. In April 1995, the Simmons Aircraft were sold to an unaffiliated third party for net sales proceeds of $1,425,000. Such aircraft had net carrying values aggregating approximately $1,493,000 (net of allowances for equipment impairment aggregating $2,930,000 previously provided) when sold.

         (v) On July 31, 1995 the lease with Aloha Airlines, Inc. ("Aloha") for a Boeing 737-200 Advanced aircraft was scheduled to expire in accordance with its original terms. The Partnership and Aloha entered into a short-term lease extension of a maximum of two and a half months terminating on October 15, 1995. During the lease extension Aloha paid rent on a utilization arrangement based on $225 per cycle with a monthly minimum of $53,500 and a monthly maximum of $90,000. The Partnership had the option, which it exercised, to early terminate the lease on September 7, 1995. Aloha paid the Partnership a financial adjustment of $515,000 in lieu of complying with certain return conditions provided for in the lease. Aloha also made an additional payment of $15,000 for a damaged Auxiliary Power Unit. In September 1995, the Partnership sold the Aloha aircraft to an unaffiliated third party for net sales proceeds of $2,461,000. Such aircraft had a net carrying value of approximately $2,719,000 (net of allowances for equipment impairment aggregating $3,500,000 previously provided) when sold.

As of June 30, 1996, the Partnership remained the owner of four aircraft and related engines as well as two additional aircraft engines, which in the aggregate represented approximately 98% of its remaining equipment, on an original cost basis. Such foregoing aircraft and engines had an original cost of approximately $56,820,000 (net carrying value of approximately $12,550,000). All associated nonrecourse debt related to the aircraft has been repaid.

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

At June 30, 1996, the Partnership remained the owner of equipment with an original cost of approximately $57,709,000 of which approximately $4,440,000 is off-lease and approximately $338,000 is leased on a month-to-month basis (both on an original cost basis). The Partnership will continue with its efforts to maximize the value of its remaining equipment portfolio. The Partnership's anticipated cash from operations after deducting operating expenses for the remainder of 1996, based on firm term leases in place, is not sufficient to maintain previous distribution levels. Distribution levels will fluctuate based upon remarketing success of the Partnership's equipment including any proceeds generated by the sale of significant assets (such as aircraft) and requirements for operating reserves, if any.

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

Results of Operations

Net income decreased for the quarter and six months ended June 30, 1996 as compared to the quarter and six months ended June 30, 1995, as the reduction in revenue, realized gain on marketable securities and (loss) gain on disposition of equipment exceeded the reduction in expenses.

Revenues decreased overall for the quarter and six months ended June 30, 1996 compared to the corresponding periods of the prior year. Rental income decreased due to the expiration of certain leases in accordance with the original terms of such leases subsequent to the prior year's periods. The sale of the Aloha aircraft prior to the current period accounted for approximately 88% of the total rental income reduction.

Interest income on finance leases decreased due to expiration of all leases in accordance with the original lease terms and sale of equipment subsequent to the prior year's periods.

Costs and expenses decreased for the quarter and six months ended June 30, 1996 as compared to the corresponding periods of the prior year as follows:

Fees to affiliates decreased due to the decrease in equipment management fees resulting from a reduction in rentals on which such fees are based. Depreciation expense decreased due to the elimination of depreciation expense resulting from the disposition or sale of certain equipment during or subsequent to the prior year's periods, as well as to the fact that certain equipment was fully depreciated during or prior to the current year's periods. Additionally, the Partnership provided allowances for equipment impairment in the current year's periods of $50,000 as compared to allowances for equipment impairment of $8,000 for the six months period of the prior year. The Partnership did not recognize any gain or loss on disposition of equipment during the current quarter as compared to a loss of approximately $66,300 in the prior year. Loss on the disposition of equipment was approximately $55,000 for the six month period of 1996 as compared to a net gain of approximately $264,000 in the prior year period.

Operating expenses decreased due to expenses incurred in the prior year relating to the return and storage of the Simmons Aircraft. Interest expense decreased due to increased principal payments on Air Mike rent credits in the current period. These decreases were offset by an increase in general and administrative expense for the six months ended June 30, 1996 due to higher level costs in conjunction with the settlement of the Skyhook litigation.

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


                                               National Lease Income Fund 6 L.P.
                                       By:     ALI Equipment Management Corp.
                                               Managing General Partner




                                       /S/     Douglas J. Lambert
                                               ------------------
                                               Douglas J. Lambert
                                               President (Principal Executive
                                               and Financial Officer)
























Date:  August 13, 1996