Form 10-Q
period 1996-09-30
NATIONAL LEASE INCOME FUND 6 LP
filed 1996-11-14
CIK 799034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                    Yes    [ X ]          No [   ]

                        NATIONAL INCOME LEASE FUND 6 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1996


                                      INDEX



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

        BALANCE SHEETS - September 30, 1996 and December 31, 1995


        STATEMENTS OF OPERATIONS - For the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995


        STATEMENT OF PARTNERS' EQUITY - For the nine months ended
             September 30, 1996


        STATEMENTS OF CASH FLOWS - For the nine months ended
             September 30, 1996 and 1995


        NOTES TO FINANCIAL STATEMENTS

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STAEMENTS

                             NATIONAL LEASE INCOME FUND 6 L.P.

                                      BALANCE SHEETS


                                                             September 30,   December 31,
                                                                 1996           1995
                                                             ------------    ------------
ASSETS

     Leased equipment
        Accounted for under the operating method, net of
            accumulated depreciation of $20,252,711 and
            $20,081,528 and allowance for equipment
            impairment of $20,450,309 and $20,593,401 ....   $ 12,013,969    $ 13,966,770
        Accounted for under the financing method .........           --            90,976
     Equipment held for lease or sale - net of accumulated
        depreciation of $1,827,573 and an allowance
         for equipment impairment of $2,612,619 ..........           --              --
     Cash and cash equivalents ...........................      3,346,452       3,810,827
     Note receivable .....................................        398,242         770,784
     Deferred costs ......................................        252,806         337,193
     Other receivables and prepaid expenses ..............         43,552          31,105
     Accounts receivable .................................         10,704           6,628
                                                             ------------    ------------
                                                             $ 16,065,725    $ 19,014,283
                                                             ============    ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ...............................   $    757,588    $  1,212,141
     Deferred aircraft upgrade payable ...................        100,000         361,539
     Accounts payable and accrued expenses ...............         69,063         171,432
     Deferred income .....................................         69,250         110,853
     Due to affiliates ...................................          2,820          23,741
                                                             ------------    ------------
        Total liabilities ................................        998,721       1,879,706
                                                             ------------    ------------

Commitments and contingencies

Partners' equity
     Limited partners' equity (300,005 units issued
        and outstanding) .................................     16,406,510      18,453,407
     General partners' deficit ...........................     (1,339,506)     (1,318,830)
                                                             ------------    ------------
        Total partners' equity ...........................     15,067,004      17,134,577
                                                             ------------    ------------
                                                             $ 16,065,725    $ 19,014,283
                                                             ============    ============

See notes to financial statements.

                                                  NATIONAL LEASE INCOME FUND 6 L.P.

                                                      STATEMENTS OF OPERATIONS


                                                                   For the three months ended          For the nine months ended
                                                                          September 30,                       September 30,
                                                                  -----------------------------       ------------------------------
                                                                      1996             1995               1996              1995
                                                                  -----------       -----------       -----------        -----------
Revenues
     Rental ...............................................       $   756,882       $ 1,046,488       $ 2,317,554        $ 3,553,326
     Interest
        Other .............................................            51,844            92,231           169,437            290,020
        Financing leases ..................................              --               3,476               776             40,212
     Other operating income ...............................                23             4,123             3,189             17,440
                                                                  -----------       -----------       -----------        -----------

                                                                      808,749         1,146,318         2,490,956          3,900,998
                                                                  -----------       -----------       -----------        -----------
Costs and expenses
     Depreciation .........................................           552,804           766,132         1,689,674          2,436,051
     General and administrative ...........................            45,946            62,348           182,893            195,044
     Fees to affiliates ...................................            67,186           107,327           196,680            316,974
     Operating ............................................            76,563            71,953           156,727            196,296
     Provision for equipment impairment ...................              --                --              50,000              8,000
     Interest .............................................               297            10,236             8,179             38,749
                                                                  -----------       -----------       -----------        -----------

                                                                      742,796         1,017,996         2,284,153          3,191,114
                                                                  -----------       -----------       -----------        -----------

                                                                       65,953           128,322           206,803            709,884
Realized gain on sale of
     marketable securities ................................              --              46,210              --              398,377


Gain (loss) on disposition of equipment, net ..............             7,869           271,292           (47,066)           535,783
                                                                  -----------       -----------       -----------        -----------

Net income ................................................       $    73,822       $   445,824       $   159,737        $ 1,644,044
                                                                  ===========       ===========       ===========        ===========
Net income attributable to
     Limited partners .....................................       $    73,084       $   441,366       $   158,140        $ 1,627,604
     General partners .....................................               738             4,458             1,597             16,440
                                                                  -----------       -----------       -----------        -----------

                                                                  $    73,822       $   445,824       $   159,737        $ 1,644,044
                                                                  ===========       ===========       ===========        ===========
Net income per unit of limited partnership
     interest (300,005 units outstanding)                         $      0.24       $      1.47       $      0.53        $      5.43
                                                                  ===========       ===========       ===========        ===========

See notes to financial statements.

                                                  NATIONAL LEASE INCOME FUND 6 L.P.

                                                    STATEMENT OF PARTNERS' EQUITY


                                                                              Limited              General                Total
                                                                             Partners'             Partners'             Partners'
                                                                              Equity                Equity                Equity
                                                                           ------------          ------------          ------------
Balance, January 1, 1996 .........................................         $ 18,453,407          $ (1,318,830)         $ 17,134,577

Net income for the nine months
     ended September 30, 1996 ....................................              158,140                 1,597               159,737

Distributions to partners for the nine months
     ended September 30, 1996 ($7.35 per
      limited partnership unit) ..................................           (2,205,037)              (22,273)           (2,227,310)
                                                                           ------------          ------------          ------------

Balance, September 30, 1996 ......................................         $ 16,406,510          $ (1,339,506)         $ 15,067,004
                                                                           ============          ============          ============





See notes to financial statements.

                           NATIONAL LEASE INCOME FUND 6 L.P.

                               STATEMENTS OF CASH FLOWS

                                                            For the nine months ended
                                                                   September 30,
                                                           --------------------------
                                                               1996           1995
                                                           -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ........................................   $   159,737    $ 1,644,044
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation ...................................     1,689,674      2,436,051
        Amortization of deferred costs .................        84,387         84,387
        Realized gain on sale of marketable securities .          --         (398,377)
        Gain (loss) on disposition of equipment, net ...        47,066       (535,783)
        Provision for equipment impairment .............        50,000          8,000
     Changes in assets and liabilities
        Other receivables and prepaid expenses .........       (12,447)         1,625
        Accounts receivable ............................        (4,076)       296,486
        Accounts payable and accrued expenses ..........       (40,783)       (83,292)
        Deferred income ................................       (41,603)          --
        Due to affiliates ..............................       (20,921)       (11,960)
        Accrued interest payable .......................          --         (169,524)
                                                           -----------    -----------
               Net cash provided by operating activities     1,911,034      3,271,657
                                                           -----------    -----------
Cash flows from investing activities
     Purchase of leased equipment - upgrades ...........      (261,539)      (442,224)
     Proceeds from sale of marketable securities .......          --          398,377
     Proceeds from disposition of leased equipment .....       248,737      6,522,645
     Notes receivable ..................................       372,542        234,360
     Minimum lease payments received on financing
        leases, net of interest earned .................         8,300        216,737
     Other non-operating payments ......................       (61,586)       (54,623)
                                                           -----------    -----------
               Net cash provided by investing activities       306,454      6,875,272
                                                           -----------    -----------
Cash flows from financing activities
     Distributions to partners .........................    (2,681,863)    (6,969,813)
                                                           -----------    -----------

Net (decrease) increase in cash and cash equivalents ...      (464,375)     3,177,116

Cash and cash equivalents, beginning of period .........     3,810,827      4,042,653
                                                           -----------    -----------
Cash and cash equivalents, end of period ...............   $ 3,346,452    $ 7,219,769
                                                           ===========    ===========
Supplemental disclosure of cash flow information
     Interest paid .....................................   $     8,179    $   181,785
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

                        NATIONAL INCOME LEASE FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         The Partnership accounts for all of its leases in accordance with the operating and financing methods. For operating leases, rental revenue is recognized on a straight-line basis and expenses (including depreciation) are charged to operations as incurred.

         For financing leases, unearned income is recognized as revenue over the respective lease term so as to produce a constant rate of return on the net investment. For the nine months ended September 30, 1996 and 1995, rental revenue earned on a month-to-month basis comprised approximately 3% of total rental revenue recognized for each period.

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

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. During the nine months ended September 30, 1996 reimbursable expenses to Wexford by the Partnership amounted to $25,982.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. including its interests in Equipment Management, the Corporate General Partner and IREG, through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $112,739 and $170,974 for the nine months ended September 30, 1996 and 1995, respectively.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. The Partnership incurred partnership management fees of $83,941 and $146,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $750,012 ($2.50 per unit) and $7,576, respectively, at September 30, 1996, were paid in November 1996.

5        EQUIPMENT SALES - 1996

         From January 1 to September 30, 1996, the Partnership sold certain equipment for management information systems and telecommunication equipment (originally accounted for as operating and financing leases), which it had originally purchased for purchase prices aggregating $2,338,002 inclusive of associated acquisition fees, to unaffiliated third parties for an aggregate sales price of $248,736. Such equipment had net carrying values aggregating $295,802 (net of allowances for equipment impairment aggregating $193,094 provided in prior periods with respect to such equipment) when sold.

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

         On June 27, 1994, Hawaiian filed a motion with the bankruptcy court to reject the Hawaiian Leases and on July 11, 1994, the bankruptcy court approved such motion. The Partnership anticipates that it will continue to encounter severe competition in attempting to sell the Hawaiian Engines due to their condition as well as due to a surplus in the market with respect to such engines.

         Hawaiian emerged from bankruptcy on September 12, 1994. The Partnership had filed proofs of claims in Hawaiian's bankruptcy case. Hawaiian and the Partnership entered into an agreement to settle the Partnership's claims with respect to the Hawaiian Engines. Hawaiian has settled the claims through the issuance of Hawaiian stock to the Partnership (see
         Note 7).

         At September 30, 1996, the Hawaiian Engines (net of allowances for equipment impairment aggregating $2,595,000 provided in prior periods) were fully depreciated and are all included in Equipment held for sale or lease.

                (b)        Continental Micronesia, Inc.

         On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Such aircraft had been originally leased to Alaska through August 14, 1992. In conjunction with the return of such aircraft by Alaska, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Partnership paid Alaska approximately $647,000 to reflect the value associated with such attributes. Such amount has been reflected on the balance sheets, net of amortization, at September 30, 1996 and December 31, 1995, as Deferred Costs and will be amortized over the term of the lease with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of September 30, 1996, the remaining balance of credit to be applied by Continental towards such modification costs was approximately $100,000 and was included on the balance sheet as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to such aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any Lessor Financing Credits through monthly installments which will be amortized at the rate of 9.31% per annum over 36 months. Through
         September 30, 1996, the Partnership had provided all the required financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at September 30, 1996 as Note Receivable. At September 30, 1996, the net carrying value of both aircraft aggregated approximately $8,151,000 (net of allowances for equipment impairment aggregating approximately $10,009,000 provided in prior periods).

               (c)          Southwest Airlines Co.

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

         The net carrying value of the Southwest Aircraft aggregated approximately $3,863,000 (net of an allowance for equipment impairment aggregating approximately $10,400,000 previously provided) at September 30, 1996.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership declared a cash distribution of $2.50 per unit of limited partnership interest totaling $757,588 for the quarter ended September 30, 1996, which represented cash from operations of $705,680 generated during the current period as well as cash proceeds from sales of $51,908. As of September 30, 1996, the Partnership had operating reserves of approximately $1,622,000 which was comprised of undistributed cash from operations and sales of approximately $122,000, as well as the general working capital reserve of $1,500,000.

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

         The Partnership had filed proofs of claims in Hawaiian's bankruptcy case. Hawaiian emerged from bankruptcy on September 12, 1994. Hawaiian and the Partnership entered into an agreement to settle the Partnership's claims with respect to the Hawaiian Engines. Hawaiian has settled the claims through the issuance of Hawaiian stock to the Partnership. In June 1995, the Partnership received approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc., in consideration of its general unsecured claims filed against Hawaiian. During 1995, the Partnership sold all shares for net proceeds aggregating $398,377. The Partnership anticipates that it will continue to encounter severe competition in attempting to sell the Hawaiian Engines due to their condition as well as due to a surplus in the market with respect to such engines.

         At September 30, 1996, the Hawaiian Engines (net of allowances for equipment impairment aggregating $2,595,000 previously provided) were fully depreciated.

(ii) On March 31, 1993, the Partnership leased two Boeing 727-227 Advance aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Such aircraft had been originally leased to Alaska Airlines, Inc. ("Alaska") through August 14, 1992. In conjunction with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Partnership paid Alaska approximately $647,000 to reflect the value associated with such attributes. Such amount has been reflected on the balance sheets on a gross basis, net of amortization, at September 30, 1996 and December 31, 1995, as Deferred Costs and will be amortized over the term of the leases with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of September 30, 1996, the remaining balance of credit to be applied by Continental towards such modifications costs was approximately $100,000 and was included on the balance sheets as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to the aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any Lessor Financing Credits through monthly payments which will be amortized at the rate of 9.31% per annum over 36 months. Through September 30, 1996, the Partnership had provided financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at September 30, 1996 as Note Receivable. At September 30, 1996, the net carrying value of both aircraft aggregated approximately $8,151,000 (net of allowances for equipment impairment aggregating approximately $10,009,000 provided in prior periods).

(iii) On November 30, 1994, the leases with Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment for the initial lease term. Southwest and the Partnership agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. On November 30, 1995, the extensions with Southwest were scheduled to expire in accordance with their terms, and Southwest and the Partnership agreed to extend the leases for two additional years at 125% of the current lease rate. At September 30, 1996, the net carrying value of the Southwest Aircraft aggregated approximately $3,863,000 (net of allowances for equipment impairment aggregating $10,400,000 previously provided).

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

As of September 30, 1996, the Partnership remained the owner of four aircraft and related engines as well as two additional aircraft engines, which in the aggregate represented approximately 99% of its remaining equipment, on an original cost basis. Such foregoing aircraft and engines had an original cost of approximately $56,820,000 (net carrying value of approximately $12,014,000). All associated nonrecourse debt related to the aircraft has been repaid.

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

At September 30, 1996, the Partnership remained the owner of equipment with an original cost of approximately $57,157,000 of which approximately $4,399,000 is off-lease and approximately $315,000 is leased on a month-to-month basis (both on an original cost basis). The Partnership will continue with its efforts to maximize the value of its remaining equipment portfolio. The Partnership's anticipated cash from operations after deducting operating expenses for the remainder of 1996, based on firm term leases in place, is not sufficient to maintain previous distribution levels. Distribution levels will fluctuate based upon remarketing success of the Partnership's equipment including any proceeds generated by the sale of significant assets (such as aircraft) and requirements for operating reserves, if any.

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

Results of Operations

Net income decreased for the quarter and nine months ended September 30, 1996 as compared to the quarter and nine months ended September 30, 1995, as the reduction in revenue, realized gain on marketable securities and gain (loss) on disposition of equipment exceeded the reduction in expenses.

Revenues decreased overall for the quarter and nine months ended September 30, 1996 compared to the corresponding periods of the prior year. Rental income decreased due to the expiration of certain leases in accordance with the original terms of such leases subsequent to the prior year's periods. The sale of the Aloha aircraft prior to the current period accounted for approximately 87% of the total rental income reduction.

Interest income on finance leases decreased due to expiration of all leases in accordance with the original lease terms and sale of equipment subsequent to the prior year's periods.

Costs and expenses decreased for the quarter and nine months ended September 30, 1996 as compared to the corresponding periods of the prior year as follows:

Fees to affiliates decreased due to the decrease in equipment management fees resulting from a reduction in rentals on which such fees are based. Depreciation expense decreased due to the elimination of depreciation expense resulting from the disposition or sale of certain equipment during or subsequent to the prior year's periods, as well as to the fact that certain equipment was fully depreciated during or prior to the current year's periods. Operating expenses decreased due to expenses incurred in the prior year relating to the return and storage of the Simmons Aircraft. Interest expense decreased due to increased principal payments on Air Mike rent credits in the current period. Also, general and administrative expenses decreased due to lower payroll and legal fee expenses in the current periods. Additionally, the Partnership provided allowances for equipment impairment in the current year's periods of $50,000 as compared to allowances for equipment impairment of $8,000 for the nine months period of the prior year.

The Partnership recognized a gain on disposition of equipment during the current quarter of approximately $7,900, as compared to a gain of approximately $271,300 in the prior year. Loss on the disposition of equipment was approximately $47,100 for the nine month period of 1996 as compared to a net gain of approximately $535,800 in the prior year period.

                           PART II- OTHER INFORMATION

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


                                   National Lease Income Fund 6 L.P.
                          By:      ALI Equipment Management Corp.
                                   Managing General Partner




                          /S/      Douglas J. Lambert
                                   -----------------------------------
                                   Douglas J. Lambert
                                   President (Principal Executive and
                                      Financial Officer)




Date: November 12, 1996