Form 10-K
period 1996-12-31
NATIONAL LEASE INCOME FUND 6 LP
filed 1997-03-28
CIK 799034

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
For the Fiscal Year Ended                                        Commission File
December 31, 1996                                                Number 0-15643

                        NATIONAL LEASE INCOME FUND 6 L.P.
             (Exact name of registrant as specified in its charter)

        Delaware                                       13-3275922
(State or other jurisdiction                         (IRS Employer
of incorporation or organization                     Identification Number)

411 West Putnam Avenue, Greenwich, CT                     06830
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
area code                                              203-862-7000

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

              UNITS OF LIMITED PARTNERSHIP INTEREST, $500 PER UNIT

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                     YES    [ X ]        NO   [   ]

         There  is  no  public  market  for  the  Limited   Partnership   Units.
Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]. Documents Incorporated by Reference

                                              Location in Form 10-K in Which
       Document                               Document is Incorporated
       --------                               ------------------------

Registrant's Prospectus, dated                      Parts I, II and III
December 31, 1986 as supple-
mented on March 13, 1987,
July 6, 1987, September 1,
1987, November 30, 1987,
March 25, 1988 and May 16, 1988                     Exhibit Index:  page IV-1

PART I

Item 1.                             Business

General

Registrant was organized as a Delaware limited partnership on July 11, 1986 with ALI Equipment Management Corp. (the "Managing General Partner"), ALI Capital Corp. (the "Corporate General Partner"), and Z Square G Partners II (the
"Associate General Partner"), as general partners. The Associate General Partner, the Managing General Partner and the Corporate General Partner are collectively referred to herein as the "General Partners".

Through November 2, 1994, the Managing General Partner and the Corporate General Partner were wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Managing General Partner and the Corporate General Partner was purchased by Presidio Capital Corp. ("Presidio"). Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of the Managing General Partner, the Corporate General Partner and the Associate General Partner. As of February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, replaced Z Square G Partners II as the Associate General Partner.

In an offering which terminated on June 30, 1988, Registrant sold 300,000 units of limited partnership interest (the "Units") for gross proceeds aggregating $150,000,000. As of December 31, 1988, substantially all of the net proceeds available for investment had been invested in equipment. Reference is made to the Prospectus of Registrant, dated December 31, 1986, as supplemented by supplements dated March 13, 1987, July 6, 1987, September 1, 1987, November 30, 1987, March 25, 1988 and May 16, 1988 (the "Prospectus"). The Prospectus is incorporated by reference (see Exhibit 28).

Registrant owns and leases to third parties equipment manufactured by non-affiliated companies. The original equipment owned by Registrant, consisting of aircraft and related aircraft engines, equipment for management information systems, motor coaches and telecommunication switching equipment, was originally leased to various lessees for periods of 36 to 96 months. As of December 31, 1996, Registrant had acquired equipment at a cost of approximately $189,236,000 (of which approximately $24,264,000 had been originally accounted for as financing leases for financial statement purposes) (all inclusive of acquisition fees and expenses), of which approximately $131,625,000 of the purchase prices represented the investment of the original net offering proceeds, approximately $39,229,000 was provided by nonrecourse financing and approximately $18,382,000 was provided from cash from operations and cash from sales generated in excess of distributions through 1996. As of December 31, 1996, Registrant had sold or disposed of equipment with an original cost of approximately $132,223,000 (of which approximately $24,264,000 had been originally accounted for as financing leases).

In May 1992, the Board of Directors of the Managing General Partner of Registrant decided to discontinue reinvestment in additional equipment and to distribute cash from operations and sales not required as reserves commencing with the quarter ended June 30, 1992. This was due to the lower cash flow level caused by the continued decline in interest rates and the corresponding decline in lease rates, compounded by higher than anticipated technological obsolescence resulting in lower residual values, as well as by the weakness in the airline industry resulting in financial difficulties for various lessees and a decline in the value of all of Registrant's aircraft. Acquisitions during the years ended December 31, 1996, 1995 and 1994 were made to satisfy prior purchase commitments, including modifications made to certain aircraft and upgrades to equipment currently on lease.

At January 1, 1996, Registrant's remaining portfolio (inclusive of approximately $413,000 of equipment originally accounted for as financing leases) consisted of equipment with an original cost of approximately $59,495,000 (net carrying value of approximately $14,058,000), of which approximately $4,440,000 (fully depreciated at January 1, 1996) was off-lease and equipment with an original cost of approximately $321,000 (fully depreciated at January 1, 1996) was leased on a month-to-month basis.

During the year ended December 31, 1996 (the "1996 Period"), Registrant sold or disposed of equipment originally purchased for prices aggregating approximately $2,384,000 (of which approximately $413,000 had been originally accounted for as financing leases) and which had an aggregate net carrying value at the time of disposition of approximately $296,000 (which included the net investment in equipment originally accounted for as financing leases) (net of allowances for equipment impairment aggregating approximately $229,000 provided in prior periods with respect to such equipment), for sale proceeds of approximately $249,000, or approximately $.82 per Unit. Additionally, Registrant generated distributable cash from operations of approximately $3,063,000, or approximately $10.11 per Unit, during 1996. Registrant made cash distributions of $9.85 per Unit for the 1996 Period.

At December 31, 1996, equipment with an original cost of approximately $57,013,000 (net carrying value of approximately $11,477,000) remained in Registrant's portfolio, of which approximately $52,637,000 (net carrying value of approximately $11,477,000 was generating rentals of approximately $240,000 per month (approximately $2,000 of which is generated by month-to-month leases). As of December 31, 1996, Registrant was the owner of four aircraft and related engines as well as two additional aircraft engines, which in the aggregate represented nearly 100% of its remaining equipment on an original cost basis. Included within the foregoing equipment are two Rolls Royce engines (the "Hawaiian Engines") that had previously been leased to Hawaiian Airlines, Inc. ("Hawaiian") with an original purchase cost of approximately $4,376,000 (at December 31, 1995, the Hawaiian Engines were fully depreciated) which are currently off-lease. See "Recent Developments -- Hawaiian Airlines, Inc." below.

During 1997, excluding rents on a month-to-month basis and future renewals, Registrant anticipates receiving approximately $2,762,000 of rentals generated by non-cancelable leases accounted for as operating leases which represents approximately $9.11 per Unit. The foregoing per Unit amount does not reflect deductions for operating expenses and is not sufficient to maintain previous distribution levels. Distribution levels may fluctuate based upon remarketing success, the proceeds generated by the sales of significant assets (such as aircraft) and requirements for operating reserves, if any. Of the foregoing rentals, approximately $1,662,000 is associated with leases with firm terms ending in 1998 and approximately $1,100,000 is associated with leases that will expire during 1997. Additionally, equipment with an original cost of approximately $4,376,000 was off-lease and equipment originally purchased for approximately $194,000 (fully depreciated at December 31, 1996) was leased on a month-to-month basis. For the 1996 Period, Registrant provided allowances for equipment impairment aggregating $50,000 to recognize the loss in value with respect to certain equipment. Such impairment was measured based on current appraisals, a view of the markets and an analysis of the leases encumbering such equipment. The net carrying values above reflect such provisions.

Description of Business

See the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES, which is incorporated herein by reference, for a description of the business of Registrant.

Registrant's revenues from equipment are derived primarily from lease payments from lessees. None of such lessees are affiliated with Registrant. During the 1996 Period, lease payments from the following lessees were the source of 10% or more of Registrant's leasing revenues: Continental Micronesia, Inc. ("Air Micronesia") (54%) and Southwest Airlines Co. ("Southwest") (39%).

Competition

The leasing industry offers users an alternative to the outright purchase of virtually all types of equipment and has traditionally been a highly competitive industry, although competitive conditions vary depending on the type of equipment in question. Although Registrant's leasing activities are diminishing because it is in the liquidating stage of its operating cycle, Registrant nonetheless competes with manufacturers which provide leasing programs as well as with other lessors of similar equipment as Registrant attempts to remarket its equipment coming off-lease.

The market for the types of equipment in which Registrant has invested can be affected by factors such as changes in manufacturers' pricing policies, technological advances in equipment and economic conditions in the industries in which Registrant leases equipment. As a result, it is impossible to forecast with any certainty what residual values will be available on any individual item or type of equipment.

Registrant has encountered severe competition in attempting to re-lease its aircraft as they have come off-lease due to a surplus in the market of narrow-body aircraft similar to four of the aircraft owned by Registrant. The substantial costs required to maintain and bring used aircraft into compliance with United States Federal Aviation Administration ("FAA") noise and maintenance requirements are the primary factors which have adversely affected the narrow body aircraft market. In addition, in re-leasing aircraft, Registrant's aircraft will also have to compete with newer, more fuel efficient aircraft which comply with the FAA noise requirements. Registrant also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft of the types owned by Registrant.

As Registrant's aircraft come off-lease, Registrant may need to use a portion of its operating reserves and/or its cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft if Registrant determines that such expenditures are in its best interest in order to maximize the remarketing value. Registrant is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its ability to pay for bridging costs in order to facilitate remarketing. Upgrades to aircraft may include "Hush Kits", which reduce the noise levels of engines. The estimated costs of the Hush Kits range from approximately $1,200,000 for Boeing 737 aircraft to approximately $2,000,000 for Boeing 727 aircraft. Furthermore, because of market conditions, Registrant may be required to bear some of the related costs of compliance with mandatory federal regulations covering maintenance and upgrading of aging aircraft. In determining what may be in its best interests, Registrant's ability to make distributions may be impacted by its obligation to pay such costs.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 8, "Financial Statements and Supplemental Data", for further information.

In addition, there are numerous other potential competitors, including but not limited to public and private partnerships affiliated with Registrant, which are seeking to sell or lease equipment, some of which have greater financial resources and more experience than Registrant or the Managing General Partner.

Employees

Registrant does not have any employees. Wexford currently performs accounting, secretarial, transfer and administrative services for Registrant. Wexford also performs similar services for other affiliates of the Managing General Partner. Integrated Resources Equipment Group, Inc. ("IREG"), which, as a result of the Acquisition, became an indirect subsidiary of Presidio, manages Registrant's equipment portfolio pursuant to a management agreement. See Item 10, "Directors and Executive Officers of Registrant", Item 11, "Executive Compensation", and
Item 13, "Certain Relationships and Related Transactions".

In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to Registrant as well as certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by the Managing General Partner.

Foreign Operations

         Registrant owns two aircraft which are currently being operated by Air Micronesia in Southeast Asia. (See Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Item 2.          Properties

The following table sets forth the equipment owned by Registrant as of March 1, 1997 (see "General" under Item 1 hereof):

           Type of Equipment                              Date of Purchase                      Type of Ownership or Interest
           -----------------                              ----------------                      -----------------------------
Equipment for Management Information Systems    June 1, 1988                                Full ownership, not subject to any lien.
----------------------------------------------  ------------------------------------------  ----------------------------------------
Two Rolls Royce Aircraft Engines (A)            March 31, 1987 and September 30, 1987       Full ownership, not subject to any lien.
----------------------------------------------  ------------------------------------------  ----------------------------------------
Two Boeing 727-227 Aircraft                     July 1987                                   Full ownership, not subject to any lien.
----------------------------------------------  ------------------------------------------  ----------------------------------------
Two Boeing 737-200 Aircraft                     February 28, 1989                           Full ownership, not subject to any lien.
----------------------------------------------  ------------------------------------------------------------------------------------

(A) See Item 1, "Business", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplemental Data" for information regarding such engines.


Item 3.          Legal Proceedings

None

Item 4.          Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters.

There is no developed public market for the Units of Registrant.

As of March 1, 1997, there were approximately 10,300 record holders of Units of Registrant, owning an aggregate of 300,005 Units.

During the past two fiscal years, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

    Distribution with
    Respect to Quarter Ended          Amount of Distribution Per Unit(1)
    ------------------------          ----------------------------------
                                             1996                1995
                                           -------             -------
    March 31                               $  2.50             $ 10.00
    ------------------------------------------------------------------
    June 30                                $  2.35             $  8.00
    ------------------------------------------------------------------
    September 30                           $  2.50             $ 14.00
    ------------------------------------------------------------------
    December 31                            $  2.50             $  4.00
    ------------------------------------------------------------------

(1) The amounts listed represent distributions of cash from operations and cash from sales. Reference is made to the Partnership Agreement of Registrant, included as Exhibit A to the Prospectus, for information with respect to the determination of cash from operations and cash from sales.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information relating to Registrant's ability to make future cash distributions.

Item 6.           Selected Financial Data

                                                         Year ended December 31,
                           ---------------------------------------------------------------------------------
                                1996             1995             1994            1993               1992
                           ------------     ------------     ------------     ------------      ------------
Revenues (2) .........     $  3,274,777     $  4,794,552     $ 10,230,235     $ 12,557,663      $ 15,678,881
Net Income (Loss)
       (2) (3) (4) (5)     $    235,176     $  1,732,664     $  2,258,086     $ (5,791,665)     $ (9,881,777)
Net income (Loss)
       Per Unit (1) ..     $        .78     $       5.72     $       7.45     $     (19.11)     $     (32.61)
Distribution Per Unit      $       9.85     $      36.00     $      19.50     $      30.00      $      45.63
Total Assets .........     $ 15,492,237     $ 19,014,283     $ 29,268,853     $ 37,307,008      $ 58,418,191
Long-Term Obligations      $       --       $       --       $       --       $  3,725,300      $ 10,659,787
Total Partners' Equity     $ 14,384,855     $ 17,134,577     $ 26,311,188     $ 29,962,292      $ 44,845,018


(1)    Calculated on a weighted average basis.

(2)    Included in these amounts are $218,863,  $380,660, $225,255, $138,460 and
       $267,558 of interest income from short-term investments for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.
       Additionally, revenues include interest income from leases accounted for under the financing method of $776, $43,006, $251,463, $405,470 and
       $628,156,  for the years ended December 31, 1996,  1995,  1994,  1993 and
       1992, respectively. Such amounts are included in Net Income (Loss).

(3)    Reflected  in such  amounts  are  provisions  for  equipment  impairments aggregating $50,000, $8,000, $1,740,000, $11,805,000 and $12,081,000, for
       the  years  ended  December  31,  1996,   1995,   1994,  1993  and  1992,
       respectively, with respect to certain equipment.

(4) Included in such amounts are (losses)/gains on the disposition of equipment of $(46,643), $562,932, $54,420 and $248,275, for the years ended December 31, 1996, 1995, 1994 and 1993, respectively. Additionally, the Registrant realized a gain from the sale of the marketable securities of $398,377 for the year ended December 31, 1995.

(5)    Included in such amounts is a loss on lease  restructuring  of $1,024,677 for the year ended  December  31,  1992.  Additionally,  included in such amounts are  provisions for doubtful  accounts of $202,626,  $994,660 and
       $431,000  for  the  years  ended  December  31,  1994,   1993  and  1992,
       respectively.  In  addition,  included  in such  amounts is other  income
       relating  to  net  proceeds,   received  as  a  result  of  a  bankruptcy
       settlement, of $1,770,419 for the year ended December 31, 1993.

       See Item 8,  "Financial  Statements  and  Supplemental  Data" and Item 7,
       "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of certain dispositions of equipment which might cause the data reflected herein not to be indicative of Registrant's future financial condition or results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In May 1992, the Board of Directors of the Managing General Partner of Registrant decided that it was in the best interest of Registrant and its investors to terminate Registrant's policy of reinvesting in additional equipment and to distribute thereafter cash from operations and sales not required as reserves, commencing with the quarter ended June 30, 1992. This was due to the lower cash flow level caused by the decline in lease rates compounded by higher than anticipated technological obsolescence resulting in lower residual values, as well as by the weakness in the airline industry resulting in financial difficulties for various lessees and a decline in the value of all of Registrant's aircraft. Acquisitions during the years ended December 31, 1996, 1995 and 1994 were made to satisfy prior purchase commitments, including modifications made to certain aircraft and upgrades to equipment currently on lease.

The leasing arrangements entered into by Registrant with respect to its equipment generally provide for fixed or minimum rentals, and as such, provide reasonable assurance that all of Registrant's operating needs, such as administrative costs and management fees, will be met in the foreseeable future.

During the 1996 Period, Registrant generated distributable cash from operations of approximately $3,063,000 or approximately $10.11 per Unit and distributable sales proceeds of approximately $249,000, or approximately $.82 per Unit. Registrant made cash distributions to limited partners with respect to the 1996 Period of $9.85 per Unit, which was consistent with the May 1992 decision to distribute all cash generated not required for reserves. As of December 31, 1996, Registrant had operating reserves of approximately $1,604,000 (or approximately $5.29 per Unit) which was comprised of undistributed cash from operations and sales of approximately $104,000, as well as the original working capital of $1,500,000 (1% of original offering proceeds). Although expense levels have been reduced, Registrant anticipates that most of its future administrative expenses (i.e., accounting and investor services including printing) are fixed and thus will not decrease significantly during Registrant's future operating periods. Other expenses such as insurance and fees to affiliates will decline during such period.

Set forth below is a description of various transactions which have impacted the liquidity of Registrant during 1996 and 1995:

(i) On September 21, 1993, Hawaiian Airlines, Inc. ("Hawaiian"), filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Hawaiian had leased two Rolls Royce aircraft engines (the "Hawaiian Engines"), owned by the Registrant, under two separate engine leases (the "Hawaiian Leases"). The Hawaiian Engines were not encumbered by third party debt.

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

                  The Registrant had filed proofs of claims in Hawaiian's bankruptcy case. Hawaiian emerged from bankruptcy on September 12, 1994. Hawaiian and the Registrant entered into an agreement to settle the Registrant's claims with respect to the Hawaiian Engines. Hawaiian has settled the claims through the issuance of Hawaiian stock to the Registrant. In June 1995, the Registrant received approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc., in consideration of its general unsecured claims filed against Hawaiian. During 1995, the Registrant sold all shares for net proceeds aggregating $398,377. The Registrant anticipates that it will encounter severe competition in attempting to sell the Hawaiian Engines due to their condition as well as due to a surplus in the market with respect to such engines.

                  At December 31, 1996, the Hawaiian Engines (net of allowances for equipment impairment aggregating $2,595,000 previously provided) were fully depreciated.

(ii) On March 31, 1993, the Registrant leased two Boeing 727-227 Advance aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

                  Such aircraft had been originally leased to Alaska Airlines, Inc. ("Alaska") through August 14, 1992. In conjunction with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Registrant paid Alaska approximately $647,000 to reflect the enhanced value of the aircraft. Such amount has been reflected on the balance sheets on a gross basis, net of amortization, at December 31, 1996 and December 31, 1995, as Deferred Costs and will be amortized over the term of the lease renewal with Continental.

                  Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Registrant through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a

                  36-month period with interest at 9.31% per annum. As of December 31, 1996, the remaining balance of credit to be applied by Continental towards such modifications costs was approximately $100,000 and was included on the balance sheets as Deferred Aircraft Upgrade Payable.

                  Further Continental has made certain other modifications to the aircraft which the Registrant has agreed to provide financing for through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee is currently repaying Lessor Financing Credits through monthly payments which are being amortized at the rate of 9.31% per annum over 36 months. Through December 31, 1996, the Registrant had provided financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at December 31, 1996 as Note Receivable. At December 31, 1996, the net carrying value of both aircraft aggregated approximately $7,963,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods).

(iii)             On November 30, 1994, the leases with Southwest Airlines,  Co.
                  ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment for the initial lease term. Southwest and the Registrant agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. On November 30, 1995, the extension with Southwest was scheduled to expire in accordance with its terms, and Southwest and the Registrant agreed to extend the leases for two additional years at 125% of the current lease rate. At December 31, 1996, the net carrying value of the Southwest Aircraft aggregated approximately $3,514,000 (net of allowances for equipment impairment aggregating of $10,400,000 previously provided).

(iv)              On October 31,  1994,  the lease with Simmons  Airlines,  Inc.
                  ("Simmons") of two Shorts 360 aircraft (the "Simmons Aircraft") expired in accordance with its original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment. In conjunction with the return of the Simmons Aircraft, it was determined that certain attributes of two of the engines were below certain thresholds. The Registrant contributed approximately $133,000 in order to enhance the value of such engines. In April 1995, the Simmons Aircraft were sold to an unaffiliated third party for net sales proceeds of $1,425,000. Such aircraft had net carrying values aggregating approximately $1,493,000 (net of allowances for equipment impairment aggregating of $2,930,000 previously provided) when sold.

(v) On July 31, 1995 the lease with Aloha Airlines, Inc. ("Aloha") for a Boeing 737-200 Advanced aircraft was scheduled to expire in accordance with its original terms. The Registrant and Aloha entered into a short-term lease extension of a maximum of two and a half months terminating on October 15, 1995.

                  During the lease extension Aloha paid rent on a utilization arrangement based on $225 per cycle with a monthly minimum of $53,500 and a monthly maximum of $90,000. The Registrant had the option, which it exercised, to early terminate the lease on September 7, 1995. Aloha paid the Registrant a financial adjustment of $515,000 in lieu of existing return conditions provided for in the lease. Aloha also made an additional payment of $15,000 for a damaged Auxiliary Power Unit. In September 1995, the Registrant sold the Aloha aircraft to an unaffiliated third party for net sales proceeds of $2,461,000. Such aircraft had a net carrying value of approximately $2,719,000 (net of allowances for equipment impairment aggregating of $3,500,000 previously provided) when sold.

As of December 31, 1996, Registrant was the owner of four aircraft and related engines as well as two additional aircraft engines, which in the aggregate represented approximately 100% of its remaining equipment, on an original cost basis. Such foregoing aircraft and engines had an original cost of approximately $56,820,000 (net carrying value of approximately $11,477,000). All associated nonrecourse debt related to the aircraft has been repaid.

The substantial costs required to maintain and bring used aircraft into compliance with FAA noise and maintenance requirements are the primary factors which have adversely affected the narrow body aircraft market. Registrant has encountered severe competition in attempting to re-lease its aircraft as they have come off lease due to a surplus in the market of narrow-body aircraft similar to four of the aircraft owned by Registrant. Additionally, there is competition from newer and more fuel efficient aircraft which comply with the FAA noise requirements. Registrant also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft.

As Registrant's aircraft come off-lease, Registrant may need to use a portion of its operating reserves and/or its cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft if Registrant determines that such expenditures are in its best interest in order to maximize the remarketing value. Registrant is currently evaluating strategies, including potential engine upgrades to conform to regulations covering maintenance and upgrading of aging aircraft. Registrant's ability to make distributions may be impacted by its obligation to pay such costs.

At December 31, 1996, equipment with an original cost of approximately $57,013,000 (net carrying value of approximately $11,477,000) remained in Registrant's portfolio and was generating rentals of approximately $240,000 (approximately $2,000 of which is generated by month-to-month leases) per month.

During 1997, excluding rents on a month-to-month basis and future renewals, Registrant anticipates receiving approximately $2,762,000 of rentals generated by non-cancelable leases accounted for as operating leases, which represents approximately $9.11 per Unit after deducting the above-mentioned rental credits. The foregoing per Unit amount does not reflect deductions for operating expenses and is not sufficient to maintain previous distribution levels. Distribution levels may fluctuate based upon remarketing success, the proceeds generated by the sales of significant assets (such as aircraft) and requirements for operating reserves, if any. Of the foregoing rentals, approximately $1,662,000 is associated with leases with firm terms ending in 1998 and approximately
$1,100,000 is associated with leases that expire during 1997. Additionally, equipment with an original cost of approximately $4,376,000 was off-lease and equipment originally purchased for approximately $194,000 (fully depreciated at December 31, 1996) was leased on a month-to-month basis. For the 1996 Period, Registrant provided allowances for equipment impairment aggregating $50,000 to recognize the loss in value with respect to certain equipment. Such impairment was measured based on current appraisals, a view of the markets and an analysis of the leases encumbering such equipment. The net carrying values above reflect such provisions.

During 1996, Registrant sold or disposed of equipment originally purchased for prices aggregating approximately $2,384,000 (of which approximately $413,000 had been originally accounted for as financing leases) and which had an aggregate net carrying value at the time of disposition of approximately $296,000 (which included the net investment in equipment accounted for as financing leases) (net of allowances for equipment impairment aggregating approximately $229,000 provided with respect to such equipment) for sale proceeds of approximately $249,000, or approximately $.82 per Unit.

At the present time, the level of fees payable to IREG for services rendered to Registrant and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between Registrant and IREG may be terminated by either party to such agreements.

In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to Registrant as well as certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by the Managing General Partner.

On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the Associate General Partner, upon the withdrawal of Z Square G Partners II, the former Associate General Partner.

Inflation and changing prices have not had any material effect on Registrant's revenues since its inception nor does Registrant anticipate any material effect on its business from these factors.

Results of Operations - 1996 as Compared to 1995

Rental revenues decreased by approximately 30% for the 1996 Period as compared to the year ended December 31, 1995 ("1995 Period"), due to the expiration of certain leases in accordance with the original terms of such leases subsequent to the 1995 Period (some of which were renewed at lower lease rates in accordance with current market conditions), as well as to the sale or disposition of certain equipment during or subsequent to the 1995 Period.

Interest income decreased by approximately 43% for the 1996 Period, as compared to the 1995 Period, primarily because of higher balances available for investment in 1995 and decreased payments by Air Mike with regard to certain loans as discussed previously.

Interest income on financing leases decreased by approximately 98% for the 1996 Period as compared to the 1995 Period due to the expiration of all such leases in accordance with their original terms subsequent to the 1995 Period.

Operating expenses decreased by approximately 15% for the 1996 Period as compared to the 1995 Period, due to the increase in expenses relating to the return and storage of two Shorts 360 Aircraft in the 1995 Period. These Aircraft were sold in April 1995.

Fees to affiliates decreased by approximately 34% for the 1996 Period as compared to the 1995 Period, due primarily to a decrease in equipment management fees resulting from the reduction in rentals (which include operating and financing leases) on which such fees are based.

Depreciation expense decreased by approximately 27% for the 1996 Period as compared to 1995 Period, due to the disposition or sale of certain equipment during and subsequent to the 1995 Period, as well as to the fact that certain equipment was fully depreciated during or prior to the 1996 Period.

Additionally, Registrant provided allowances for equipment aggregating $50,000 and $8,000 for the 1996 and 1995 Periods, respectively, to recognize the loss in value of certain telephone equipment and equipment for management information systems.

General and administrative expenses decreased 16% for the 1996 Period as compared to the 1995 Period, primarily due to a decrease in reimbursements due to less personnel.

Interest expense decreased by approximately 82% for the 1996 Period as compared to the 1995 Period, due to the reduction of financed rent credits given to Air Mike in the 1996 Period.

Realized gain on the sale of marketable securities was approximately $398,000 in the 1995 Period. The gain represents the settlement of general unsecured claims the Registrant had against Hawaiian Airlines. Hawaiian issued the Registrant approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines. Through December 31, 1995 the Registrant sold all shares. No such gain was recognized in the 1996 Period.

Registrant recognized aggregate net (loss)/gains of approximately $(47,000) and $563,000 for the 1996 and 1995 Periods, respectively, in connection with its sales of equipment. During the 1996 Period, Registrant sold equipment which it had originally purchased for purchase prices aggregating approximately $2,384,000 (of which approximately $413,000 had been accounted for as financing leases) inclusive of associated acquisition fees, for sales proceeds aggregating approximately $249,000.

The principal reasons for the change in Registrant's net income of approximately $235,000 recognized for the 1996 Period as compared to the net income of approximately $1,733,000 recognized for the 1995 Period are:

(i) the reduction in rental revenue, approximately $3,052,000 for the 1996 Period compared to approximately $4,366,000 for the 1995 Period, as well as a reduction on interest income recognized of approximately $219,000 for the 1996 Period as compared with approximately $381,000 for 1995 Period; and

(ii) the decrease with regard to (losses) gains on the sale of equipment, approximately $(47,000) in the 1996 Period compared to approximately $563,000 for the 1995 Period, and approximately $398,000 recognized in the 1995 Period for the gain on sale of marketable securities with regard to the settlement of the unsecured Hawaiian claims; offset by

(iii)    the  decrease  in  depreciation,   fees  to  affiliates,   general  and
         administrative interest expense and operating expense, offset by an increase in equipment impairment expense.


Results of Operations - 1995 as Compared to 1994

Rental revenues decreased by approximately 55% for the 1995 Period as compared to the year ended December 31, 1994 ("1994 Period"), due to the expiration of certain leases in accordance with the original terms of such leases subsequent to the 1994 Period (some of which were renewed at lower lease rates in accordance with current market conditions), as well as to the sale or disposition of certain equipment during or subsequent to the 1994 Period.

Interest income increased by approximately 69% for the 1995 Period, as compared to the 1994 Period, primarily because of higher market interest rates during 1995 Period as well as higher balances available for investment in 1995 and increased payments by Air Mike with regard to certain loans as discussed previously.

Interest income on financing leases decreased by approximately 83% for the 1995 Period as compared to the 1994 period due to the expiration of certain leases with the original terms of such leases, subsequent to the 1994 Period.

Operating expenses increased by approximately 42% for the 1995 Period as compared to the 1994 Period, due to the increase in expenses relating to the return and storage of the Simmons Aircraft, as well as increased broker fees paid on cash received in the 1995 Period relating to the Air Mike Leases. In addition, during the 1994 Period, Registrant provided allowance for uncollectible accounts aggregating approximately $203,000 with respect to the Hawaiian Leases, as discussed above. No such allowance was considered necessary for the 1995 Period.

Fees to affiliates decreased by approximately 43% for the 1995 Period as compared to the 1994 Period, due primarily to a decrease in equipment management fees resulting from the reduction in rentals (as defined, which include operating and financing leases) on which such fees are based.

Depreciation expense decreased by approximately 32% for the 1995 Period as compared to 1994 Period, due to the disposition or sale of certain equipment during and subsequent to the 1994 Period, as well as to the fact that certain equipment was fully depreciated during or prior to the 1995 Period.

Additionally, Registrant provided allowances for equipment aggregating $8,000 and $1,740,000 for the 1995 and 1994 Periods, respectively, to recognize the loss in value of certain aircraft, telephone equipment and equipment for management information systems.

General and administrative expenses decreased 31% for the 1995 Period as compared to the 1994 Period, primarily due to a decrease in legal expense in regard to the Hawaiian and Skyhook issues in 1994.

Interest expense decreased by approximately 86% for the 1995 Period as compared to the 1994 Period, due to the retirement of debt with regard to the Simmons Aircraft and the Southwest Aircraft in the fourth quarter of the 1994 Period.

Realized gain on the sale of marketable securities was approximately $398,000 in the 1995 Period. The gain represents the settlement of general unsecured claims the Registrant had against Hawaiian Airlines. Hawaiian issued the Registrant approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines. Through December 31, 1995 the Registrant sold all shares. No such gain was recognized in the 1994 Period.

Registrant recognized aggregate net gains of approximately $563,000 and $54,000 for the 1995 and 1994 Periods, respectively, in connection with its sales of equipment. During the 1995 Period, Registrant sold equipment which it had originally purchased for purchase prices aggregating approximately $27,813,000 (of which approximately $5,549,000 had been accounted for as financing leases) inclusive of associated acquisition fees, for sales proceeds aggregating approximately $6,551,000.

The principal reasons for the change in Registrant's net income of approximately $1,733,000 recognized for the 1995 Period as compared to the net income approximately $2,258,000 recognized for the 1994 Period are:

(i) the reduction in rental revenue, approximately $4,366,000 for the 1995 Period compared to approximately $9,743,000 for the 1994 Period as well as a reduction on interest income recognized on finance leases, of approximately $43,000 for the 1995 Period as compared with approximately $251,000 for 1994 Period; offset by

(ii) the increase in interest income, approximately $381,000 for the 1995 Period as compared to approximately $225,000 for the 1994 Period as well as an increase with regard to gains on the sale of equipment, approximately $563,000 in the 1995 Period compared to approximately $54,000 for the 1994 Period, and approximately $398,000 recognized in the 1995 Period for the gain on sale of marketable securities with regard to the settlement of the unsecured Hawaiian claims; and

(iii) the decrease in depreciation and equipment impairment expense, fees to affiliates, general and administrative interest expense and bad debt expense, offset by an increase in operating expense.

Item 8.                             Financial Statements and Supplemental Data.


                        NATIONAL LEASE INCOME FUND 6 L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                      INDEX



     Independent Auditor's Report

     Independent Auditors' Report

     Financial statements - years ended
       December 31, 1996, 1995 and 1994

          Balance sheets
          Statements of operations
          Statement of partners' equity
          Statements of cash flows
          Notes to financial statements

     Schedule:

           II -- Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable or because they are included in the financial statements or notes thereto.

To the Partners of
National Lease Income Fund 6 L.P.
Greenwich, Connecticut

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of National Lease Income Fund 6 L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Lease Income Fund 6 L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Hays & Company


February 21, 1997
New York, New York

INDEPENDENT AUDITORS' REPORT


To the Partners of
National Lease Income Fund 6 L.P.

We have audited the accompanying statements of operations, partners' equity and cash flows of National Lease Income Fund 6 L.P. for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 as it relates to the year ended December 31, 1994. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of National Lease Income Fund 6 L.P. for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






March 17, 1995

/s/Deloitte & Touche  LLP
-------------------------
Deloitte & Touche  LLP
New York, New York

                             NATIONAL LEASE INCOME FUND 6 L.P.

                                       BALANCE SHEETS


                                                                     December 31,
                                                            ------------------------------
                                                                 1996             1995
                                                            ------------      ------------
ASSETS

        Leased equipment - net
               Accounted for under the operating method     $ 11,477,127      $ 13,966,770
               Accounted for under the financing method             --              90,976
        Equipment held for lease or sale - net ........             --                --
        Cash and cash equivalents .....................        3,481,745         3,810,827
        Note receivable ...............................          271,288           770,784
        Deferred costs ................................          224,677           337,193
        Other receivables and prepaid expenses ........           34,612            31,105
        Accounts receivable ...........................            2,788             6,628
                                                            ------------      ------------
                                                            $ 15,492,237      $ 19,014,283
                                                            ============      ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
        Distributions payable .........................     $    757,588      $  1,212,141
        Deferred aircraft upgrade payable .............          100,000           361,539
        Accounts payable and accrued expenses .........          109,017           171,432
        Deferred income ...............................           69,250           110,853
        Due to affiliates .............................           71,527            23,741
                                                            ------------      ------------
               Total liabilities ......................        1,107,382         1,879,706
                                                            ------------      ------------

Commitments and contingencies (Note 3, 4, 13 and 14)

Partners' equity
        Limited partners' equity (300,005 units issued
               and outstanding) .......................       15,731,182        18,453,407
        General partners' deficit .....................       (1,346,327)       (1,318,830)
                                                            ------------      ------------
               Total partners' equity .................       14,384,855        17,134,577
                                                            ------------      ------------

                                                            $ 15,492,237      $ 19,014,283
                                                            ============      ============



                            See notes to financial statements.

                                 NATIONAL LEASE INCOME FUND 6 L.P.

                                     STATEMENTS OF OPERATIONS

                                                                 Year ended December 31,
                                                     --------------------------------------------
                                                         1996             1995            1994
                                                     -----------      -----------     -----------
Revenues
        Rental .................................     $ 3,051,681      $ 4,366,436     $ 9,743,352
        Interest
               Other ...........................         218,863          380,660         225,255
               Financing leases ................             776           43,006         251,463
        Other operating income .................           3,457            4,450          10,165
                                                     -----------      -----------     -----------
                                                       3,274,777        4,794,552      10,230,235
                                                     -----------      -----------     -----------

Costs and expenses
        Depreciation ...........................       2,226,515        3,041,304       4,466,015
        Fees to affiliates .....................         265,386          403,747         708,515
        General and administrative .............         229,571          271,718         395,451
        Operating ..............................         213,307          251,914         176,788
        Interest ...............................           8,179           46,514         337,174
        Provision for equipment impairment .....          50,000            8,000       1,740,000
        Provision for doubtful accounts ........            --               --           202,626
                                                     -----------      -----------     -----------

                                                       2,992,958        4,023,197       8,026,569
                                                     -----------      -----------     -----------

                                                         281,819          771,355       2,203,666
                                                     -----------      -----------     -----------

(Loss) gain on sale of equipment - net .........         (46,643)         562,932          54,420
Realized gain from sale of marketable securities            --            398,377            --
                                                     -----------      -----------     -----------

                                                         (46,643)         961,309          54,420
                                                     -----------      -----------     -----------

Net income .....................................     $   235,176      $ 1,732,664     $ 2,258,086
                                                     ===========      ===========     ===========

Net income attributable to
        Limited partners .......................     $   232,824      $ 1,715,337     $ 2,235,505
        General partners .......................           2,352           17,327          22,581
                                                     -----------      -----------     -----------

                                                     $   235,176      $ 1,732,664     $ 2,258,086
                                                     ===========      ===========     ===========

Net income per unit of limited partnership
        interest (300,005 units outstanding) ...     $      0.78      $      5.72     $      7.45
                                                     ===========      ===========     ===========
                                See notes to financial statements.

                                 NATIONAL LEASE INCOME FUND 6 L.P.

                                   STATEMENT OF PARTNERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                      Limited            General           Total
                                                     Partners'           Partners'       Partners'
                                                      Equity             Deficit          Equity
                                                  ------------      ------------      ------------

Balance, January 1, 1994 ....................     $ 31,152,843      $ (1,190,551)     $ 29,962,292

Net income - 1994 ...........................        2,235,505            22,581         2,258,086

Distributions to partners ($19.50 per limited
        partnership unit) ...................       (5,850,098)          (59,092)       (5,909,190)
                                                  ------------      ------------      ------------

Balance, December 31, 1994 ..................       27,538,250        (1,227,062)       26,311,188

Net income - 1995 ...........................        1,715,337            17,327         1,732,664

Distributions to partners ($36.00 per limited
        partnership unit) ...................      (10,800,180)         (109,095)      (10,909,275)
                                                  ------------      ------------      ------------

Balance, December 31, 1995 ..................       18,453,407        (1,318,830)       17,134,577

Net income - 1996 ...........................          232,824             2,352           235,176

Distributions to partners ($9.85 per limited
        partnership unit) ...................       (2,955,049)          (29,849)       (2,984,898)
                                                  ------------      ------------      ------------

Balance, December 31, 1996 ..................     $ 15,731,182      $ (1,346,327)     $ 14,384,855
                                                 ============      ============      ============


                                See notes to financial statements.

                                             NATIONAL LEASE INCOME FUND 6 L.P.

                                                  STATEMENTS OF CASH FLOWS



                                                                                           Year ended December 31,
                                                                              ---------------------------------------------
                                                                                   1996            1995             1994
                                                                              -----------      -----------      -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities
        Net income ......................................................     $   235,176      $ 1,732,664      $ 2,258,086
        Adjustments to reconcile net income to net
          cash provided by operating activities
                Depreciation ............................................       2,226,515        3,041,304        4,466,015
                Amortization of deferred costs ..........................         112,516          112,516          112,516
                Loss (gain) on sale of equipment - net ..................          46,643         (562,932)         (54,420)
                Realized gain from sale of marketable securities ........            --           (398,377)            --
                Provision for equipment impairment ......................          50,000            8,000        1,740,000
                Provision for doubtful accounts .........................            --               --            202,626
        Changes in assets and liabilities
                Accounts receivable .....................................           3,840          294,843          315,855
                Other receivables and prepaid expenses ..................          (3,507)         (15,779)           8,958
                Accounts payable and accrued expenses ...................            (748)         (40,911)          13,917
                Deferred income .........................................         (41,603)          41,603          (12,607)
                Due to affiliates .......................................          47,786            6,813          (18,484)
                Accrued interest payable ................................            --           (169,524)         (44,309)
                                                                              -----------      -----------      -----------
                                Net cash provided by operating activities       2,676,618        4,050,220        8,988,153
                                                                              -----------      -----------      -----------

Cash flows from investing activities
        Purchase of leased equipment - upgrades .........................        (261,539)        (550,052)        (381,626)
        Proceeds from disposition of leased equipment ...................         249,161        6,550,722          283,385
        Note receivable .................................................         499,496          352,893         (928,997)
        Minimum lease payments received on financing
                            leases, net of interest earned ..............           8,300          241,170        1,455,112
        Other non-operating payments ....................................         (61,667)         (62,852)         (82,947)
        Proceeds from sale of marketable securities .....................            --            398,377             --
                                                                              -----------      -----------      -----------
                                Net cash provided by investing activities         433,751        6,930,258          344,927
                                                                              -----------      -----------      -----------

                                                                                                                 (continued)

                                              NATIONAL LEASE INCOME FUND 6 L.P.

                                                  STATEMENTS OF CASH FLOWS



                                                                                      Year ended December 31,
                                                                           ------------------------------------------------
                                                                              1996               1995              1994
                                                                           ------------      ------------      ------------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS (continued)

 Cash flows from financing activities
         Distributions to partners .................................         (3,439,451)      (11,212,304)       (6,212,225)
         Principal payments on notes payable .......................               --                --          (3,725,300)
                                                                           ------------      ------------      ------------
                               Net cash used in financing activities         (3,439,451)      (11,212,304)       (9,937,525)
                                                                           ------------      ------------      ------------

 Net decrease in cash and
         cash equivalents ..........................................           (329,082)         (231,826)         (604,445)

 Cash and cash equivalents, beginning of year ......................          3,810,827         4,042,653         4,647,098
                                                                           ------------      ------------      ------------

 Cash and cash equivalents, end of year ............................       $  3,481,745      $  3,810,827      $  4,042,653
                                                                           ============      ============      ============


 Supplemental disclosure of cash flow information
         Interest paid .............................................       $      8,179      $    216,038      $    381,483
                                                                           ============      ============      ============


                                             See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1            ORGANIZATION

           National Lease Income Fund 6 L.P., (the "Partnership"), was formed as of July 11, 1986, under the Delaware Revised Uniform Limited Partnership Act for the purpose of engaging in the business of investing in and leasing equipment. The Partnership will terminate on December 31, 2010, or sooner, in accordance with the terms of the Agreement of Limited Partnership (the "Limited Partnership Agreement").

           Limited partners' units were originally issued at a price value of $500 per unit. A total of 300,005 units of limited partnership interest were issued for aggregate capital contributions of $150,002,500. In addition, the general partners contributed a total of $9,950 to the Partnership.

           In May 1992, the Board of Directors of ALI Equipment Management Corp., the managing general partner of the Partnership, decided that the Partnership would discontinue reinvestment in additional equipment and thereafter distribute cash from operations and sales not required as reserves commencing with the quarter ended June 30, 1992. This was due to the lower cash flow level, caused by lower lease rates, compounded by higher than anticipated technological obsolescence resulting in lower residual values, as well as by the weakness in the airline industry resulting in problems for various lessees and a decline in the value of all of the Partnership's aircraft.

           Acquisitions of equipment during the years ended December 31, 1996, 1995 and 1994 were made to satisfy prior purchase commitments including modifications made to certain aircraft and upgrades to equipment currently on lease.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Leased equipment and equipment held for lease or sale (continued)

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

           The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent years and such provisions could be material.

           Financial statements

           The financial statements include only those assets, liabilities,  and
           results  of   operations   which   relate  to  the  business  of  the
           Partnership.

           Cash and cash equivalents

           For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents.

           Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

           Fair value of financial instruments

           The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and a note receivable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Note receivable

           Note receivable represents financing provided by the Partnership to a lessee of certain aircraft for modifications made to such aircraft. Such note is being repaid with interest at a rate of 9.31% per annum.

           Deferred costs

           Deferred costs represent the payment made by the Partnership, based upon the terms of a certain lease, for maintenance which enhanced the marketability with respect to the return of certain aircraft leased to Alaska Airlines, Inc. Deferred costs are amortized over the terms of the remarketed lease.

           Deferred aircraft upgrade payable

           Deferred   aircraft  upgrade  payable   represents   obligations  for
           upgrades, relating to certain aircraft, which had been acquired and in service at such date.

           Deferred income

           Deferred income is comprised of the unearned portion of advance rentals received with respect to the leases of certain equipment.

           Net income and distributions per unit of limited partnership interest

           Net income and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (300,005), during the years ended December 31, 1996, 1995 and 1994.

           Income taxes

           No provisions has been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

           The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income or losses, which changes could effect the income tax liability of the individual partners.

           Reclassifications

           Certain classifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3           CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

           The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") were wholly owned subsidiaries of Integrated Resources, Inc. ("Integrated") through November 2, 1994. On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Corporate General Partner, Equipment Management and IREG was purchased by Presidio Capital Corp. ("Presidio"). Z Square G Partners II, was the associate general partner of the Partnership, through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3           CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
            (continued)

           Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

           The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of gross rental revenues if services are performed by third parties under the active supervision of IREG as defined in the Limited Partnership Agreement. During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred expenses of $149,445, $208,747 and $476,015 respectively, for such management services.

           During the operating and liquidating stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to possible increase after the limited partners have received certain specified minimum returns on their investment. For the years ended December 31, 1996, 1995 and 1994, the Partnership incurred partnership management fees of $115,941, $195,000 and $232,500, respectively. Such amounts are included in fees to affiliates in the statements of operations.

           At the present time, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

           The general partners are entitled to 1% of distributable cash from operations and cash from sales or financing and cash from equipment reserve accounts and an allocation of 1% of taxable net income or loss of the Partnership.

           During the operating and liquidating stage of the Partnership, IREG may be entitled to receive certain other fees which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3           CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
            (continued)

           Upon the ultimate liquidation of the Partnership, the general partners may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit, which could result in distributions to the limited partners of less than their recorded equity.

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

4           LEASED EQUIPMENT

           Accounted for under the operating method

           Leased equipment, is summarized as follows:


                                                               December 31,
                                                          ---------------------------
                                                              1996            1995
                                                          ----------      -----------
Transportation and related equipment (net of
     accumulated depreciation of $20,557,076
     and $18,409,711 and an allowance for
     equipment impairment of $20,409,450 and
     $20,409,450)..................................       $11,477,127     $13,624,508

Equipment  for management information
     systems (net of accumulated  depreciation
     of $171,095 and $1,671,817 and an
     allowance for equipment impairment of
     $22,435 and $183,951) ........................            --             342,262
                                                          ----------      -----------

                                                          $11,477,127     $13,966,770
                                                          ===========     ===========

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4           LEASED EQUIPMENT (continued)

           The minimum future rentals receivable on noncancelable leases as of December 31, 1996 are as follows:

                   Year ending
                  December 31,                 Amount
                  ------------                 ------
                     1997                 $   2,762,000
                     1998                     1,523,000
                                          -------------

                                          $   4,285,000
                                          =============

           The above amounts do not reflect any potential rent credits, as provided under certain aircraft leases, to fund the Partnership's obligations under such leases.

           In addition, rental revenue received on leases that go beyond the firm term (lessee does not supply notice of termination or renewal as required by the lease) is recognized as earned. For the years ended December 31, 1996, 1995 and 1994, rental revenue earned on a month-to-month basis comprised approximately 3%, 3% and 4% of total rental revenue, respectively.

           Maintenance and repairs expense incurred for the years ended December 31, 1995 and 1994 was $22,257 and $2,589, respectively. There was no maintenance and repairs expense incurred during the year ended December 31, 1996.

           Accounted for under the financing method

           Consists of certain transportation equipment and equipment for management information systems, which is summarized as follows as of December 31, 1995:

                  Minimum lease payments receivable        $     9,076
                  Unguaranteed residual value (A)               82,661
                                                           -----------
                                                                91,737
                  Less unearned income                             761
                                                           -----------
                                                           $    90,976
                                                           ===========

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4           LEASED EQUIPMENT (continued)


           (A) Certain equipment for management information systems, as of December 31, 1994, which had been accounted for under the financing method was reclassified, after the respective leases had gone beyond their firm term, to equipment accounted for under the operating method. In addition, certain equipment with a net carrying value of $82,661 and $1,600,764 was disposed of during the years ended December 31, 1996 and 1995, respectively.

           Equipment held for lease or sale

           Consists of certain equipment for management information systems and transportation equipment, with an aggregate net carrying value of $0 (net of accumulated depreciation of $1,781,000 and $1,827,573 and an allowance for equipment impairment of $2,595,000 and $2,612,619) at December 31, 1996 and 1995, respectively.

5           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           Accounts payable and accrued expenses consist of the following:

                                                               December 31,
                                                       -------------------------
                                                         1996              1995
                                                       -------           -------
Professional fees ..........................           $84,378           $82,288
Sales and property taxes ...................              --              52,701
Operating ..................................            24,639            24,752
Lease overpayments .........................              --              11,691
                                                       -------           -------

                                                    $  109,017          $171,432
                                                    ==========          ========

6           DISTRIBUTIONS TO PARTNERS

                   Distributions  payable to  partners  represent  distributable cash from operations and cash from sales, as defined in the Limited Partnership Agreement, for the fourth quarter of 1996 and 1995. Distributions payable to limited partners were $2.50 and $4.00 per limited partnership unit and distributions payable to general partners aggregated $7,576 and $12,121 as of December 31, 1996 and 1995, respectively.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

           The Partnership files its tax return on the accrual basis. A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                                  Year ended December 31,
                                                      ---------------------------------------------
                                                           1996            1995             1994
                                                      -----------      -----------      -----------
Net income per financial statements .............     $   235,176      $ 1,732,664      $ 2,258,086
Difference between financial statements and tax
      basis treatment of advanced rental payments         (41,603)          41,603         (160,607)
Difference between financial statements and tax
      basis of equipment sold or disposed of ....          67,088        2,306,854         (263,282)
Provision for equipment impairment provided
      for financial statement purposes ..........          50,000            8,000        1,740,000
Minimum lease payments received, net of
      income earned on leases accounted
      for under the financing method ............           8,300          241,170        1,455,112
Difference between advanced payments
      made over the amount recognized ratably
      over the respective periods for financial
      statements ................................         112,516          112,516          112,516
Tax depreciation in excess of financial
      statement depreciation ....................        (336,825)        (646,079)      (2,651,847)

Deficiency (excess) of income accruals
      over expense accruals .....................             (11)             798            3,259
                                                      -----------      -----------      -----------

Net income per tax basis ........................     $    94,641      $ 3,797,526      $ 2,493,237
                                                      ===========      ===========      ===========

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

            The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                          December 31,
                                               --------------------------------
                                                    1996                1995
                                               ------------        ------------
Net assets per financial statements ....       $ 14,384,855        $ 17,134,577

Net carrying value of equipment ........         (6,503,033)         (6,291,586)
Syndication costs ......................         16,875,000          16,875,000
Advanced rental payments ...............             69,250             110,853
Deferred costs .........................           (224,677)           (337,193)
                                               ------------        ------------

Net assets per tax basis ...............       $ 24,601,395        $ 27,491,651
                                               ============        ============

8           MAJOR LESSEES

           Revenues from equipment leased to individual lessees, which generated 10% or more of leasing revenues, are as follows:

                                                  Year ended December 31,
                                         ------------------------------------------
                                            1996            1995            1994
                                         ----------      ----------      ----------
Two Boeing 737-200 aircraft ........     $1,200,000      $  980,000      $3,179,000
       % of leasing revenues .......             39%             22%             32%

One Boeing 737-200 aircraft ........     $     --        $1,079,000      $1,673,000
       % of leasing revenues .......             -%              25%             17%

Two Boeing 727-227 Advanced aircraft     $1,662,000      $1,662,000      $1,662,000
       % of leasing revenues .......             54%             38%             17%

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


9           BUSINESS SEGMENTS

           The   Partnership   leases   certain   equipment   domestically   and
           internationally. Below is a breakdown of the Partnership's equipment and operating results by geographic location:

                                                                    Year ended December 31,
                               --------------------------------------------------------------------------------------------
                                           1996                             1995                           1994
                               --------------------------------------------------------------------------------------------
                                  United          Western          United         Western         United           Western
                                  States          Pacific          States         Pacific         States           Pacific
Rental revenues ..........     $ 1,389,681      $ 1,662,000     $ 2,704,436     $ 1,662,000     $ 8,081,352     $ 1,662,000

Net income (loss) ........     $  (499,448)     $   734,624     $ 1,132,344     $   600,320     $ 1,650,023     $   608,063

Leased equipment
   Accounted for under
     the operating method      $ 3,513,607      $ 7,963,520     $ 5,255,356     $ 8,711,414     $10,355,577     $ 9,459,293

   Accounted for under the
     financing method ....     $      --        $      --       $    90,976     $      --       $ 1,932,910     $      --

Equipment held for
   lease or sale .........     $      --        $      --       $      --       $      --       $ 1,588,237     $      --


10          EQUIPMENT SALES - 1994

            During the year ended December 31, 1994, the Partnership sold certain equipment for management information systems (originally accounted for as operating and financing leases), which it had originally purchased for purchase prices aggregating $8,713,497, inclusive of associated acquisition fees to unaffiliated third parties, for an aggregate sales price of $277,185. Such equipment had net carrying values aggregating $222,765 (net of allowances for equipment impairment aggregating approximately $857,000 provided in prior periods with respect to such equipment) when sold.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

11          EQUIPMENT SALES - 1995

                   During the year ended December 31, 1995, the Partnership sold certain equipment for management information systems and telecommunication equipment (originally accounted for as operating and financing leases), which it had originally purchased for purchase prices aggregating $7,698,560 inclusive of associated acquisition fees to unaffiliated third parties, for an aggregate sales price of $2,134,973. Such equipment had net carrying values aggregating $1,775,400 (net of allowances for equipment impairment aggregating approximately $407,000 provided in prior periods with respect to such equipment) when sold.

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

            On July 31, 1995 the lease with Aloha Airlines, Inc. ("Aloha") for a Boeing 737-200 Advanced aircraft was scheduled to expire in accordance with its original terms. The Partnership and Aloha then entered into a short-term lease extension of a maximum of two and a half months terminating on October 15, 1995. During the lease extension Aloha paid rent on a utilization arrangement based on $225 per cycle with a monthly minimum of $53,500 and a monthly maximum of $90,000. The Partnership had the option, which it exercised, as of September 7, 1995 to early terminate the lease. Aloha paid the Partnership a financial adjustment of $515,000 in lieu of existing return conditions provided for in the lease. Aloha has also made an additional payment of $15,000 for a damaged Auxiliary Power Unit. In September 1995, the Partnership sold the Aloha aircraft to an unaffiliated third party for net sales proceeds of $2,461,000. Such aircraft had a net carrying value aggregating approximately $2,719,000 (net of allowance for equipment impairment aggregating $3,500,000 previously provided) when sold.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

12          EQUIPMENT SALES 1996

            During the year ended December 31, 1996, the Partnership sold certain equipment for management information systems (originally accounted for as operating and financing leases), which it had originally purchased for purchase prices aggregating $2,384,124, inclusive of associated acquisition fees to unaffiliated third parties, for an aggregate sales price of $249,161. Such equipment had net carrying values aggregating $295,804 (net of allowances for equipment impairment aggregating approximately $229,135 provided with respect to such equipment) when sold.

13          COMMITMENTS AND CONTINGENCIES

a          Greyhound Lines, Inc.

           On June 5, 1990, Greyhound Lines, Inc. ("Greyhound"), formerly the lessee of 30 MCI intercity motor coaches (the "Buses"), filed for protection from its creditors pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code, along with certain of its affiliates. The Buses were acquired new by the Partnership during July 1987, and were scheduled to be on lease through July 1995 (the "Greyhound Lease"). Greyhound paid the rent due on the Buses through September 30, 1990. Pursuant to a bankruptcy court order, Greyhound rejected the Greyhound Lease and returned the Buses to the Partnership in October 1990. The Partnership filed a claim for liquidated damages in the Greyhound bankruptcy case based upon the lease rejection. In early 1991, the Partnership sold the Buses to an unaffiliated third party for sales proceeds aggregating approximately $3,521,000; Greyhound was entitled to offset a portion of such sales price against the Partnership's claim.

           In July 1992, the Partnership received an assessment for state use tax of approximately $343,000 (including interest and penalties) relating to the Buses. While the Greyhound Lease had provided that Greyhound was responsible for such tax, the obligation is ultimately the Partnership's as owner and lessor. The Partnership had accrued such amount in 1992 and the Partnership's claim in the Greyhound bankruptcy case included this tax, penalties and interest. In September 1993, the bankruptcy court approved a negotiated settlement of the proof of claim, pursuant to which, during October 1993, the Partnership received a distribution of $1,770,419 in full satisfaction of its claims. In February 1995, the Partnership's request for redetermination of the state use tax issue was denied.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

b          Hawaiian Airlines, Inc.

           On September 21, 1993, Hawaiian Airlines, Inc. ("Hawaiian"), filed for reorganization under Chapter 11 of the Unites States Bankruptcy Code. Hawaiian had leased two Rolls Royce aircraft engines (the "Hawaiian Engines") and one McDonnell Douglas DC9-51 aircraft (the "Hawaiian Aircraft"), owned by the Partnership, under two separate engine leases and one aircraft lease (the "Hawaiian Engine Leases" and the "Hawaiian Aircraft Lease," respectively, and collectively, the "Hawaiian Leases").

           The Hawaiian Engines and the Hawaiian Aircraft were acquired by the Partnership during 1987 and 1988 from Hawaiian and were net leased back to Hawaiian for terms ranging from approximately 84 to 96 months. The Hawaiian Engines were not encumbered by third party debt, while the Hawaiian Aircraft was subject to nonrecourse financing (the "Hawaiian Loan") provided by an unaffiliated third party lender (the "Hawaiian Lender").

           Hawaiian had suffered serious financial difficulties since at least 1990 and, through June 1994, made rental payments that were less than the scheduled amounts due, based on a series of proposed restructuring plans whereby lease rentals under the Hawaiian Leases were reduced. The reduced rentals relating to the Hawaiian Aircraft Lease were sufficient only to repay the amounts due under the Hawaiian Loan plus any associated expenses but not to provide additional cash flow to the Partnership.

           During 1993, despite the efforts by Hawaiian to reorganize its business and to restructure all of its obligations, Hawaiian continued to have significant financial and liquidity difficulties, which led to Hawaiian's Chapter 11 Bankruptcy filing.

           The events associated with the Partnership's efforts and results in negotiating with Hawaiian and the Hawaiian Lender with respect to the Hawaiian Leases differ somewhat because of the fact that the Hawaiian Engines were unencumbered and the Hawaiian Aircraft Lease involved a third party lender whose loan was secured by the Hawaiian Aircraft.

           Hawaiian Aircraft Lease

           On February 4, 1993, the Hawaiian Lender notified Hawaiian and the Partnership that Hawaiian was in default for failure to make its January 1993 scheduled payment pursuant to its lease. On February 17,

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


           1993, the Hawaiian Lender declared the Hawaiian Loan in default and accelerated the principal amount of the debt. On March 15, 1993, by notice to Hawaiian, with copies to the Partnership, the Hawaiian Lender exercised its right to terminate the Hawaiian Aircraft Lease, effective March 31, 1993, and demanded the return of the Hawaiian Aircraft.

           On June 7, 1993, the Hawaiian Lender filed suit against Hawaiian seeking, among other relief, to restrain Hawaiian from operating the Hawaiian Aircraft, to obtain possession of the Hawaiian Aircraft, and to obtain damages, including unpaid rents, interest and costs. As beneficial owner of the Hawaiian Aircraft, at the time the suit was commenced, the Partnership was included in such lawsuit as a named defendant, as was the trustee of the trust through which the Partnership owned the Hawaiian Aircraft. On June 25, 1993, the above-mentioned parties entered into the following stipulations: (i) confirming, as of March 31, 1993, the termination of the Hawaiian Aircraft Lease; (ii) ordering surrender of the Hawaiian Aircraft not later than October 15, 1993; and (iii) confirming the Hawaiian Lender's forbearance from pursuing repossession until such date in consideration of certain payments by Hawaiian and its performance of certain other obligations with respect to the Hawaiian Aircraft. Hawaiian made such payments, aggregating approximately $167,000, to the Hawaiian Lender pursuant to the stipulation, which were applied by the Hawaiian Lender to the accrued interest on the Hawaiian Loans.

           Because the value of the Hawaiian Aircraft was estimated to be less than the value of the associated nonrecourse debt, the Partnership determined not to make any payments to cure the defaults on the related debt. The Hawaiian Lender foreclosed on the Hawaiian Aircraft on December 3, 1993. The Partnership removed the net carrying value of the Hawaiian Aircraft of $3,580,903 (net of allowances for equipment impairment aggregating $5,760,000 provided in prior periods) and the related debt of $3,580,903 from its respective accounts as of December 31, 1993.

           Hawaiian Engine Leases

           During January 1993, Equipment Management, on behalf of the Partnership, along with certain affiliated entities, entered into a settlement agreement with Hawaiian, pursuant to which Hawaiian agreed to reimburse the Partnership for expenses, including reasonable attorneys' fees incurred in connection with the preparation and implementation of the restructuring of the Hawaiian Engine Leases. Further, Hawaiian consented to the issuance of a temporary restraining order (the "Consent Decree"), with the First Circuit Court of Hawaii, requiring Hawaiian to cease operating the Hawaiian Engines without compensation to the Partnership. During March 1993,

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

13          COMMITMENTS AND CONTINGENCIES (continued)

           the Partnership agreed to forebear from filing the Consent Decree in consideration of Hawaiian's agreement to make four weekly rental payments aggregating $20,000. All four payments were made by
           Hawaiian. During the remainder of 1993, Hawaiian made payments aggregating approximately $202,000.

           On July 25, 1993, the Partnership served Hawaiian with notices of termination for the Hawaiian Engine Leases. However, the Partnership did not attempt to enforce such lease terminations through judicial proceedings.

           In September 1993, the Partnership discovered that one of the Hawaiian Engines had been substantially damaged and was of nominal net carrying value. Although such engine was held in storage by Hawaiian, Hawaiian had continued to remit payments on such engine as if it were in use.

           On September 14, 1993, the Partnership commenced an action against Hawaiian in the First Circuit Court of Hawaii alleging, among other claims, breach of contract, fraud and negligent misrepresentation in connection with Hawaiian's lease of the damaged Hawaiian Engine. The Partnership sought damages of $1,900,000, representing the agreed casualty value of such engine, as well as punitive damages, attorneys' fees and costs, based on the concealment by Hawaiian of the destruction of such engine. The Partnership's action was stayed as a result of Hawaiian's bankruptcy filing and, in connection with Hawaiian's emergence from bankruptcy, has been dismissed without prejudice by agreement of the Partnership and Hawaiian.

           In March 1994, the Partnership was notified by Hawaiian that the second engine was also in storage and in need of substantial repairs (estimated by the Partnership to cost approximately $800,000). Hawaiian continued to remit weekly payments relating to the Hawaiian Engines through June 9, 1994.

           On June 27, 1994, Hawaiian filed a motion with the bankruptcy court to reject the Hawaiian Engine Leases and on July 11, 1994, the bankruptcy court approved such motion. During the years ended December 31, 1994 and 1993, the Partnership recognized approximately $309,000 and $1,383,000, respectively, of rental revenue with respect to the Hawaiian Engines and the Hawaiian Aircraft, of which $202,626 and $994,660, respectively, was provided as an additional allowance for doubtful accounts.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


13          COMMITMENTS AND CONTINGENCIES (continued)

           Hawaiian Engine Leases (continued)

           The Partnership filed proofs of claim in Hawaiian's bankruptcy case covering the outstanding rentals from October 2, 1990 through September 21, 1993 and covering the casualty value of the damaged engine, as well as administrative claims covering the use of the remaining Hawaiian Engine and the Hawaiian Aircraft for periods subsequent to September 21, 1993. The proofs of claim and the administrative claims also include claims for any other damages resulting from Hawaiian's actions with respect to the Hawaiian Engines and the Hawaiian Aircraft either pre-petition or post-petition. Because of the foreclosure on the Hawaiian Aircraft, the Partnership has agreed to withdraw its claims as to the Hawaiian Aircraft, since the Hawaiian Lender filed substantially duplicate claims.

           During 1994, Hawaiian and the Partnership entered into an agreement to settle the Partnership's claims with respect to the Hawaiian Engines. Hawaiian has settled the claims through the issuance of Hawaiian stock to the Partnership. In June 1995, the Partnership received approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc., in consideration of its general unsecured claims filed against Hawaiian. During 1995, the Partnership sold all shares for net proceeds aggregating $398,377.

           The Partnership anticipates it will encounter severe competition in attempting to sell the Hawaiian Engines due to their current condition and a surplus in the market with respect to such engines. Hawaiian emerged from bankruptcy on September 12, 1994.

           At December 31, 1995, the Hawaiian Engines (net of allowances for equipment impairment aggregating $2,595,000 provided in prior periods) were fully depreciated and are included in Equipment held for sale or lease.

c          Skyhook, Inc.

           During December 1989, Skyhook, Inc., the lessee of certain aerial lift platforms, defaulted on its lease with the Partnership and shortly thereafter filed for protection from its creditors pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code. The Partnership recovered and disposed of all of the aerial lift platforms. The lease was guaranteed by the individual owner of the lessee. The Partnership filed suit against the individual guarantor in New York State Supreme Court, Westchester County. The associated equipment was originally purchased for a price of approximately $1,523,000 (inclusive of associated acquisition fees and expenses).

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

13          COMMITMENTS AND CONTINGENCIES (continued)

           Skyhook, Inc. (continued)

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

d          Continental Micronesia, Inc.

           On August 14, 1992, the leases to Alaska Airlines, Inc. ("Alaska") of two Boeing 727-227 Advanced aircraft expired in accordance with their original terms. Upon the receipt of the final rental payment, the associated nonrecourse debt was repaid. In conjunction with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, and in accordance with such leases, the Partnership paid Alaska approximately $647,000 to reflect the enhanced value of the aircraft. Such amount is reflected on the balance sheets, net of amortization, as Deferred costs and are being amortized over the term of the lease renewal, as mentioned below. Upon delivery of such aircraft to a storage facility, but prior to remarketing the aircraft, the Partnership performed a boroscope inspection on the engines which revealed substantial damage to one of the engines. The Partnership and Alaska agreed to allocate the costs of such engine repairs and provide for equal sharing of disputed items, pursuant to which the Partnership paid $38,000 in January 1993 as its share of the total cost, with Alaska paying the balance of the repair costs.

           On March 31, 1993, the Partnership leased the two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases"). Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rent credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rent credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. The remaining balance of rent credits to be applied by Continental towards such modifications was $100,000 and $361,539 as of December 31, 1996 and 1995, respectively.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

13          COMMITMENTS AND CONTINGENCIES (continued)

           Continental Micronesia, Inc. (continued)

           In addition, Continental has made certain other modifications to such aircraft. The Partnership has agreed to provide financing for the rent credits ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee is currently repaying Lessor Financing Credits through monthly installments which are being amortized at the rate of 9.31% per annum over 36 months. Through December 31, 1996, the Partnership had provided all the required financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, is reflected on the balance sheet at December 31, 1996 and 1995 as Note receivable. The net carrying value of both aircraft aggregated approximately $7,963,000 and $8,711,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods) at December 31, 1996 and 1995, respectively.

           In  April  1993,  Continental  transferred  all  of  its  rights  and
           obligations   under  the  Air  Mike  Leases  to  Air  Micronesia,   a
           stand-alone air carrier affiliated with Continental.

e          Southwest Airlines Co.

           On November 30, 1994, the leases with Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were schedule to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment. Southwest and the Partnership agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. The Partnership provided an allowance for equipment impairment of $750,000 to recognize the loss in value of such aircraft for the year ended December 31, 1994.

           On November 30, 1995, the lease extensions with Southwest were scheduled to expire in accordance with their terms. Southwest and the Partnership agreed to a two year extension of each lease which provides for monthly rentals of 125% of the previous lease rate.

           The net carrying value of the Southwest Aircraft aggregated approximately $3,514,000 and $4,913,000 (net of allowances for equipment impairment aggregating approximately $10,400,000 previously provided) at December 31, 1996 and 1995, respectively.

                        NATIONAL LEASE INCOME FUND 6 L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


14           STATUS OF INTEGRATED

            On February 13, 1990, Integrated, the former parent of Equipment Management, the Corporate General Partner and IREG, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. While the Integrated bankruptcy did not directly affect the Partnership's operations, it has resulted in certain changes.

            On  August  8,  1994,  the  Bankruptcy  Court  confirmed  a Plan  of
            Reorganization (the "Steinhardt Plan") proposed by Steinhardt Management Company and the Official Committee of Subordinated Bondholders, and on November 3, 1994, the Steinhardt Plan was consummated. Presidio purchased substantially all of the assets of Integrated, including its interest in Equipment Management, the Corporate General Partner and IREG. Presidio is a British Virgin Islands corporation owned 12% by IR Partners, a general partnership, and 88% by former creditors of Integrated.

            In March 1995, Presidio elected new directors for Equipment Management. However, some of its executive officers remain the same and certain of Integrated's former employees who performed services with respect to the Partnership have been hired by Wexford Management Corp., formerly Concurrency Management Corp., which provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford.

                                                 NATIONAL LEASE INCOME FUND 6 L.P.

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                                                 -------------------------
                                                 Balance at      Charged to       Charged                              Balance
                                                Beginning of     Costs and        to Other        Additions             at End
         Description                               Period         Expenses        Accounts       (Deductions)          of Period
         -----------                               ------         --------        --------       ------------          ---------
YEAR ENDED DECEMBER 31, 1996

Leased equipment accounted for
        under the operating method -
        valuation allowance for equipment
        impairment

        Equipment for management
               information systems .........   $    183,951   $     50,000   $       --      $   (211,516) (A)      $     22,435
        Transportation and related equipment     20,409,450           --             --              --               20,409,450

Equipment held for lease or sale -
        valuation allowance for equipment
        impairment

        Equipment for management
               information systems .........         17,619           --             --          (17,619) (A)              --
        Transportation and related equipment      2,595,000           --             --              --                2,595,000

Allowance for uncollectible accounts -
        accounts receivable ................           --             --             --              --                     --
                                               ------------   ------------    ---------      -----------            ------------
                                               $ 23,206,020   $     50,000    $      --      $  (229,135)           $ 23,026,885
                                               ------------   ------------    ---------      -----------            ------------

                                                 NATIONAL LEASE INCOME FUND 6 L.P.

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                                                 -------------------------
                                                 Balance at      Charged to       Charged                              Balance
                                                Beginning of     Costs and        to Other        Additions             at End
         Description                               Period         Expenses        Accounts       (Deductions)          of Period
         -----------                               ------         --------        --------       ------------          ---------
YEAR ENDED DECEMBER 31, 1995

Leased equipment accounted for
        under the operating method -
        valuation allowance for equipment
        impairment

        Equipment for management
               information systems .........   $    338,978   $      7,000   $       --      $   (162,027) (A)      $    183,951
        Transportation and related equipment     23,909,450           --             --        (3,500,000) (A)        20,409,450
        Telephone equipment ................        210,363          1,000           --          (211,363) (A)              --

Equipment held for lease or sale -
        valuation allowance for equipment
        impairment

        Equipment for management
               information systems .........         51,289           --             --           (33,670) (A)            17,619
        Transportation and related equipment      5,525,000           --             --        (2,930,000) (A)         2,595,000

Allowance for uncollectible accounts -
        accounts receivable ................      1,628,286           --             --        (1,628,286) (C)              --
                                               ------------   ------------    ---------      -----------            ------------
                                               $ 31,663,366   $      8,000    $       --      $(8,465,346)          $ 23,206,020
                                               ============   ============    ========        ===========           ============

                                                 NATIONAL LEASE INCOME FUND 6 L.P.

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                                                 -------------------------
                                                 Balance at      Charged to       Charged                              Balance
                                                Beginning of     Costs and        to Other        Additions             at End
         Description                               Period         Expenses        Accounts       (Deductions)          of Period
         -----------                               ------         --------        --------       ------------          ---------
YEAR ENDED DECEMBER 31, 1994

Leased equipment accounted for
        under the operating method -
        valuation allowance for equipment
        impairment

        Equipment for management
               information systems .........   $    901,880   $    159,000    $      --      $   (721,902) (A)       $    338,978
        Transportation and related equipment     27,934,450      1,250,000           --        (5,275,000) (B)         23,909,450
        Telephone equipment ................        129,363         81,000           --               --                  210,363

Equipment held for lease or sale -
        valuation allowance for equipment
        impairment

        Equipment for management
               information systems .........        186,611           --             --          (135,322) (A)             51,289
        Transportation and related equipment           --          250,000           --         5,275,000  (B)          5,525,000

Allowance for uncollectible accounts -
        accounts receivable ................      1,425,660        202,626           --              --                 1,628,286
                                               ------------   ------------    ---------      -------------           ------------

                                               $ 30,577,964   $  1,942,626    $      --      $   (857,224)           $ 31,663,366
                                               ============   ============    =========      ==============          ============

(A) Amounts represent valuation allowances for equipment impairment relating to certain equipment sold during 1996, 1995 and 1994.

(B) Amounts represent reclassification of valuation allowance for equipment impairment relating to certain equipment held for lease or sale at December 31, 1994.

(C) Amounts represent allowance for uncollectible acounts written off during 1995.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 None.

PART III


Item 10.          Directors and Executive Officers of Registrant

Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The officers and directors of the Corporate General Partner and the Associate General Partner, in their respective capacities as such, do not devote any material amount of their business time and attention to Registrant's affairs. The names and positions held by the officers and directors of the Managing General Partner are described below. The officers and directors of the Corporate General Partner are the same as the officers and directors of the Managing General Partner.

                                                                           Has served as a Director and/or
                                                                           Officer of the Managing General
Name                                    Positions Held                              Partner Since
----                                    --------------                              -------------
Robert Holtz                 Director and Vice President                            November 1994
---------------------------  --------------------------------------------    ------------------------
Mark Plaumann                Director and Vice President                            March 1995
---------------------------  --------------------------------------------    ------------------------
Douglas J. Lambert           President, Treasurer and Secretary                     March 1995
---------------------------  --------------------------------------------    ------------------------
Jay L. Maymudes              Vice President                                         November 1994
---------------------------  --------------------------------------------    ------------------------
Arthur H. Amron              Vice President and Assistant Secretary                 November 1994
---------------------------  --------------------------------------------    ------------------------

Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

The Managing General Partner also acts as the managing general partner of American Leasing Investors VIII-B L.P.. The foregoing partnership is or was in the past engaged in the acquisition, leasing and disposition of equipment.

There are no family relationships between or among any of the directors and/or executive officers of the Managing General Partner.

Robert Holtz, age 29, has been a Vice President and Director of the Managing General Partner since November 1994, a Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence Properties, Inc. ("Resurgence"), a company engaged in diversified real estate activities since its formation in March 1994. Mr. Holtz is also a Director and Vice President of XRC Corp., a holding company that holds certain former assets of Integrated, since its formation in October 1994. Mr. Holtz has been a Member and Senior Vice President of Wexford since January 1996. From May 1994 through December 1995, Mr. Holtz was employed as a Vice President of Wexford Management Corp., the advisor and manager of Presidio and Resurgence. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate, a firm engaged in all aspects of real estate, where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

Mark Plaumann, age 41, has been a Director and Vice President of the Managing General Partner since March 1995. Mr. Plaumann has been a Senior Vice President of Wexford since January 1996. Mr. Plaumann has been a director of Technology Service Group, Inc., a comany engaged in the design, development, manufacturing and sale of public communications products and services, since March 1997, and a director in Wahlco Environmental Systems, Inc., a company engaged in the sale of air pollution control and specialty engineered products, since June 1996. From February 1995 through December 1995, Mr. Plaumann was employed by Wexford Management Corp. as a Vice President. Mr. Plaumann was employed by Alvarez & Marsal, Inc., a crisis management consultant, as a Managing Director from February 1990 through January 1995, by American Healthcare Management, Inc., an owner operator of hospitals from February 1985 to January 1990, and by Ernst & Young from January 1973 to February 1985.

Douglas J. Lambert, age 39, was elected President, Treasurer and Secretary of the Managing General Partner in March 1995. Mr. Lambert has been a Vice
President of Wexford since January 1996. From November 1994 through December 1995, Mr. Lambert was employed by Wexford Management Corp. as an officer of the various equipment leasing subsidiaries of Presidio. Mr. Lambert joined Integrated in 1983, and has held various financial reporting positions for both public and private equipment leasing affiliates of Integrated. In 1992, Mr. Lambert became Senior Vice President in charge of finance in the Aircraft Group/Private Placement Division.

Jay L. Maymudes, age 36, has been a Vice President of the Managing General Partner since November 1994, the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994 and the Chief Financial Officer and a Vice President of Resurgence since July 1994. In addition, he served as Assistant Secretary of Resurgence until February 1995, when he became Secretary. Mr. Maymudes is also a Vice President, Secretary and Treasurer of XRC Corp., since its formation in October 1994. Mr. Maymudes has been a Senior Vice President and Chief Financial Officer of Wexford since January 1996. From July 1994 through December 1995, Mr. Maymudes was employed by Wexford Management Corp. as the Chief Financial Officer and a Vice President. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was the Senior Vice President of Dusco, Inc., a real estate investment advisor.

Arthur H. Amron, age 40, has been a Vice President and Assistant Secretary of the Managing General Partner and certain other subsidiaries of Presidio since November 1994. Mr. Amron has been a Senior Vice President and General Counsel of Wexford since January 1996. From November 1994 through December 1995, Mr. Amron was employed by Wexford Management Corp. as Vice President and General Counsel. From 1992 through November 1994, Mr. Amron was an attorney with the law firm of Schulte, Roth & Zabel. From 1984 through 1992, Mr. Amron was an attorney with the law firm of Debevoise & Plimpton.

Messrs. Holtz and Plaumann also serve as directors of the general partners of the following limited partnerships whose limited partnership units are registered under Section 12 of the Exchange Act: Aircraft Income Partners L.P. (Holtz and Plaumann), High Cash Partners, L.P. (Holtz and Plaumann), Resources Pension Shares 5, L.P. (Holtz) and Vista Properties (Plaumann). Each of the foregoing general partners is affiliated with the Managing General Partner.

Presidio Boram Corp., the Associate General Partner, is a wholly owned subsidiary of Presidio, whose directors are Messrs. Holtz and Plaumann.

Registrant believes, based on written representations received by it, that for the 1995 Period all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's securities, Registrant's general partners and the officers and directors of such general partners, were complied with.

Item 11.         Executive Compensation

Registrant is not required to pay the officers or directors of the Managing General Partner, the Corporate General Partner, the Associate General Partner or the general partners of the former Associate General Partner any remuneration. The Managing General Partner does not presently pay any remuneration to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions".)

Certain   officers  and  directors  of  the  Managing  General  Partner  receive compensation from affiliates of the Managing General Partner (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the Managing General partner believes that any compensation attributable to services performed for Registrant is immaterial. See Item 13, "Certain Relationships and Related Transactions".


Item 12.         Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1997, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1997, none of the officers and directors of the Managing General Partner or the Corporate General Partner was known by Registrant to beneficially own Units or shares of Presidio, the parent of the Managing General Partner and the Corporate General Partner.

The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Class A Shares of Presidio as of March 1, 1997, by each person who beneficially owns 5% or more of the Class A Shares, U.S. $.01 par value. The holders of Class A Shares are entitled to elect three out of the five members of Presidio's Board of Directors with the remaining two directors being elected by holders of the Class B Shares, U.S. $.01 par value of Presidio.

                                          Beneficial Ownership
Name of Beneficial Owner                   Number of Shares              Percentage Outstanding
------------------------                   ----------------              ----------------------
Thomas F. Steyer/Fleur A. Fairman           4,553,560(1)                        51.8%
-----------------------------------------------------------------------------------------------
John M. Angelo/Michael L. Gordon            1,231,762(2)                        14.0%
-----------------------------------------------------------------------------------------------
Intermarket Corp.                           1,000,918(3)                        11.4%
-----------------------------------------------------------------------------------------------
M. H. Davidson and Co.                        474,205(4)                         5.4%
-----------------------------------------------------------------------------------------------

(1)    As the  managing  partners of each of  Farallon  Capital  Partners,  L.P.
       ("FCP"), Farallon Capital Institutional Partners, L.P. ("FCIP"), Farallon
       Capital Institutional Partners II, L.P. ("FCIP II") and Tinicum Partners,
       L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"),  may each be deemed to own  beneficially for purposes of Rule 13d-3 of the Exchange
       Act  the   1,397,318,   1,610,730,   607,980  and  241,671  shares  held,
       respectively, by each of such Farallon Partnerships.

       Farallon Capital Management, LLC ("FCMLLC"), the investment advisor to certain discretionary accounts which collectively hold 695,861 shares and Enrique H. Boilini, David I. Cohen, Joseph F. Downes, Jason M. Fish,
       Andrew B. Fremder, William F. Mellin, Steven L. Millham, Meridee A. Moore and Thomas F. Steyer, as a managing member of FCMLLC (collectively, the "Managing Members") may be deemed to be the beneficial owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
       Member disclaims any beneficial ownership of such shares.

       Farallon Partners,  LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP
       II and Tinicum),  and each of Fleur A. Fairman,  Mr. Boilini,  Mr. Cohen,
       Mr. Downes, Mr. Fish, Mr. Fremder, Mr. Mellin, Mr. Millham, Ms. Moore and
       Mr. Steyer, each as managing member of FPLLC (collectively, the "Managing
       Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each managing Member disclaims any beneficial ownership of such shares.

(2)    John  M.  Angelo  and  Michael  L.  Gordon,   the  general  partners  and
       controlling persons of AG Partners, L.P., which is the general partner of
       Angelo,  Gordon & Co., L.P., may be deemed to have  beneficial  ownership under  Section 13(d) of the Exchange Act of the  securities  beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates.  Angelo, Gordon &
       Co., L.P., a registered investment advisor,  serves as general partner of various  limited  partnerships  and as investment  advisor of third party accounts with power to vote and direct the  disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3)    Intermarket   Corp.   serves  as  General  Partner  for  certain  limited
       partnerships  and as  investment  advisor  to  certain  corporations  and foundations. As a result of such relationships,  Intermarket Corp. may be deemed  to have the  power to vote and the  power to  dispose  of Class A shares held by such partnerships, corporations and foundations.

(4)    Marvin H. Davidson,  Thomas L. Kempner Jr.,  Stephen M. Dowicz,  Scott E.
       Davidson and Michael J. Leffell, the general partners, members and stockholders of certain entities that are general partners or investment advisors of Davidson Kempner Endowment Partners, L.P., Davidson Kempner
       Partners,  L.P.,  Davidson  Kempner  Institutional  Partners,  L.P., M.H.
       Davidson and Co., Davidson Kempner  International Ltd. (collectively,  the
       "Investment  Funds"),  may be deemed to be the  beneficial  owners  under
       Section 13(d) of the Exchange Act of the securities beneficially owned by the Investment Funds and their affiliates.

       In  addition,   Mr.  Kempner  owns  800  shares  and  may  be  deemed  to
       beneficially  own  certain  securities  held by certain  foundations  and trusts. Mr. Kempner disclaims beneficial ownership of such shares.

All of Presidio's Class B Shares are owned by IR Partners. Such Class B Shares are convertible in certain circumstances into 1,200,000 Class A Shares; however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates, is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management, the Chairman of the Board of Presidio and a Member of Wexford. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and a Member and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. (See "Executive Compensation - Compensation of Directors.")

The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. Is 667 Madison Avenue, New York, New York 10021. The address for M.H. Davidson and Co. is 885 Third Ave., New York, New York, 10022.

Item 13.         Certain Relationships and Related Transactions

The Managing General Partner, the Corporate General Partner and the Associate General Partner received $24,128, $2,985 and $2,736, respectively, from Registrant as their share of distributions of cash from operations and cash from sales for the 1996 Period. No director or officer of the Managing General Partner received any direct remuneration from Registrant during the 1996 Period.

For a description of the interest of the Managing General Partner, the Corporate General Partner and the Associate General Partner in cash from operations, cash from sales and cash from equipment reserve account, reference is made to the material contained in the Prospectus under the heading MANAGEMENT COMPENSATION, which is incorporated herein by reference.

IREG provides equipment management services to Registrant pursuant to the Management Agreement for a fee based upon a percentage of Registrant's gross revenues from the equipment in its portfolio. Such equipment management fees aggregated $149,445 for the 1996 Period. Pursuant to the Management Agreement referred to above, IREG is also entitled to receive (i) partnership management fees of 4% of cash from operations and (ii) a subordinated incentive fee equal to 14% of distributions to partners of cash from sales and cash from equipment reserve account (and an additional 10% of cash from operations) after certain returns have been achieved. See the material contained in the Prospectus under the heading MANAGEMENT COMPENSATION, which is incorporated herein by reference, for a description of the agreement. During the 1996 Period, Registrant had paid or accrued for payment $115,941 as partnership management fees under this agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of the possible impact of declining management fees on IREG and Registrant.

Certain officers and/or directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.

PART IV

Item 14.          Exhibits, Financial Statement Schedule and Reports on Form 8-K

1.                Financial Statements

                  See Index to Financial Statements in Part II, Item 8.

2.                Financial Statement Schedule

                  Schedule II. Valuation and Qualifying Accounts (see Index to Financial Statements in Part II, Item 8).

3.                Exhibits

3.1               Certificate of Limited  Partnership  of  Registrant,  filed on
                  July 11, 1986.*

3.2 Partnership Agreement of Registrant, dated as of July 21, 1986, as amended and restated as of December 22, 1986 (included as Exhibit A to Exhibit 28).**

3.3               Amendment to Certificate of Limited Partnership.

10.1 Participation Agreement, dated as of June 1, 1988, among First Security Bank of Utah, N.A. (the "Bank"), Registrant and Midway Airlines, Inc.***

10.2 Lease Agreement, dated as of June 1, 1988, between the Bank and Midway Airlines, Inc.***

10.3 Aircraft Purchase Agreement, dated as of June 1, 1988, among the Bank, Registrant and Midway Airlines, Inc.***

10.4 Participation Agreement, dated as of July 15, 1988, among the Bank, Registrant and Aloha Airlines, Inc.***

10.5 Lease Agreement, dated as of July 15, 1988, between the Bank and Aloha Airlines, Inc.***

10.6 Aircraft Purchase Agreement, dated as of July 15, 1988, between the Bank and Aloha Airlines, Inc.***

10.7 Participation Agreement, dated as of October 25, 1988, among the Bank, Registrant, Security Pacific Equipment Leasing, Inc. and Hawaiian Airlines.***

10.8 Aircraft Lease, dated as of October 25, 1988, between the Bank and Hawaiian Airlines, Inc.***

10.9 Aircraft Purchase Agreement, dated as of May 5, 1988, between Hawaiian Airlines, Inc. and Trust Company for USL, Inc.***

10.10 Lease Agreement, dated as of January 3, 1989, between the Bank and Southwest Airlines Co.***

10.11 Mortgage and Security Agreement, dated as of January 3, 1989, between the Bank and John Hancock Leasing Corporation.***

10.12 Participation Agreement, dated as of January 3, 1989, among the Bank, Registrant, Southwest Airlines Co. and John Hancock Leasing Corporation.***

10.13 Lease Agreement, dated as of January 4, 1989, between the Bank and Southwest Airlines Co.***

10.14 Mortgage and Security Agreement, dated as of January 4, 1989, between the Bank and John Hancock Leasing Corporation.***

10.15 Participation Agreement, dated as of January 4, 1989, among the Bank, Registrant, Southwest Airlines Co. and John Hancock Leasing Corporation.***

10.16 Loan Agreement, dated as of January 17, 1989, among Registrant, the Bank, John Hancock Leasing Corporation, New England Mutual Life Insurance Company and Meridian Trust Company.***

10.17 Loan Agreement, dated as of January 18, 1989, among Registrant, the Bank, John Hancock Leasing Corporation, New England Mutual Life Insurance Company and Meridian Trust Company.***

10.18             Management   Agreement  between  Registrant  and  ALI  Leasing
                  Service Corp., dated July 20, 1986.****

10.19             Acquisition  and  Disposition   Services   Agreement   between
                  Registrant and ALI Leasing Service Corp., dated July 20, 1986.*****

10.20 Settlement Agreement, dated as of August 21, 1992, between First Security Bank of Utah, N.A. and Alaska Airlines, Inc.******

10.21 Escrow Agreement, dated August 21, 1992, between Alaska Airlines, Inc. and First Security Bank of Utah, N.A.******

10.22 Lease Amendment No. 2, dated as of November 5, 1992, between Hawaiian Airlines, Inc. and First Security Bank of Utah, N.A.******

10.23 Mortgage Amendment No. 2, dated as of November 5, 1992 between First Security Bank of Utah, N.A. and Security Pacific Equipment Leasing, Inc.******

10.24             Interim  Settlement  Agreement,  dated as of January  27, 1993 between Integrated Aircraft Corp., IAC Leasing Corp. IV, IAC Leasing Corp V, Integrated Aircraft Fund Management Corp and ALI Equipment Management Corp. and Hawaiian Airlines, Inc.******

10.25 Agreement dated as of March 4, 1993, between Aircraft Income Partners, L.P., Aircraft Income Partners II, L.P., and National Lease Income Fund 6, L.P. and HAL, Inc. and Hawaiian Airlines, Inc.******

10.26 Form of Lease Agreement, dated as of January 5, 1993, between First Security Bank of Utah, N.A., as Trustee for the benefits of Registrant and Continental Airlines. Note: substantially identical leases in all material respects except for aircraft specific references were entered into with respect to two aircraft owned by First Security Bank of Utah, N.A., for the benefit of Registrant.******

10.27 Form of Participation Agreement, dated as of January 5, 1993, among First Security Bank of Utah, N.A., Registrant and Continental Airlines. Note: substantially identical agreements in all material respects except for aircraft specific references were entered into with respect to two aircraft owned by First Security Bank of Utah, N.A., for the benefit of Registrant.******

10.28 Second Lease Extension Agreement, dated as of July 5, 1995, between First Security Bank of Utah, National Association and Southwest Airlines Co.

10.29 Second Lease Extension Agreement, dated as of July 5, 1995, between First Security Bank of Utah, National Association and Southwest Airlines Co.

10.30 Second Lease Amendment and Extension Agreement, dated as of July 12, 1995, between First Security Bank of Utah, National Association and Aloha Airlines Inc.

10.31 Purchase Agreement, dated as of March 31, 1995, between Coastal Airlines ("Purchaser"), First Security Bank of Utah, National Association ("Trustee") and National Lease Income Fund 6 L.P. ("Beneficiary").

10.32 Amended and Restated Aircraft Purchase Agreement, dated as of September 7, 1995, between ELTA Electronics Industries Ltd. ("Purchaser Beneficiary"), First Security Bank of Utah, National Association ("Purchaser"), National Lease Income Fund 6 L.P. ("Seller Beneficiary") and First Security Bank of Utah, National Association ("Seller").

28                Prospectus  of   Registrant,   dated  December  31,  1986,  as
                  supplemented by supplements dated March 13, 1987, July 6, 1987, September 1, 1987, November 30, 1987, March 25, 1988 and
                  May 16, 1988.***

(b). Current Reports on Form 8-K filed during the last quarter of Registrant's fiscal year.

                  None.

* Incorporated by reference to Exhibit 4 to Registrant's Registration Statement on Form S-1, dated August 13, 1986.

**       Incorporated  by  reference  to  Post-Effective   Amendment  No.  5  to
         Registrant's Registration Statement on Form S-1, dated May 20, 1988.

***      Incorporated  by  reference  to  Post-Effective   Amendment  No.  5  to
         Registrant's Registration Statement on Form S-1, dated May 20, 1988.

**** Incorporated by reference to Exhibit 10(b) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

***** Incorporated by reference to Exhibit 10(c) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

****** Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15643.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1997.



NATIONAL LEASE INCOME FUND 6, L.P.

By:  ALI EQUIPMENT MANAGEMENT CORP.
     Managing General Partner

                                                        Date
By:  /s/ Douglas J. Lambert                         March 29, 1997
     ----------------------
     Douglas J. Lambert
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers (as to the Managing General Partner) on the date indicated below.


   Signature                       Title                             Date
   ---------                       -----                             ----


/s/Douglas J. Lambert       President                            March 29, 1997
---------------------
Douglas J. Lambert          (Principal Executive and
                            Financial Officer)

/s/Robert Holtz             Director and Vice President          March 29, 1997
---------------
Robert Holtz

/s/Mark Plaumann            Director and Vice President          March 29, 1997
----------------
Mark Plaumann

                                 EXHIBIT INDEX

Exhibit
Number
-------

3.1    Certificate  of  Limited  Partnership  of  Registrant,  filed on July 11,
       1986.*

3.2 Partnership Agreement of Registrant, dated as of July 21, 1986, as amended and restated as of December 22, 1986 (included as Exhibit A to Exhibit 28).**

3.3    Amendment to Certificate of Limited Partnership.

10.1 Participation Agreement, dated as of June 1, 1988, among First Security Bank of Utah, N.A. (the "Bank"), Registrant and Midway Airlines, Inc.***

10.2 Lease Agreement, dated as of June 1, 1988, between the Bank and Midway Airlines, Inc.***

10.3 Aircraft Purchase Agreement, dated as of June 1, 1988, among the Bank, Registrant and Midway Airlines, Inc.***

10.4 Participation Agreement, dated as of July 15, 1988, among the Bank, Registrant and Aloha Airlines, Inc.***

10.5 Lease Agreement, dated as of July 15, 1988, between the Bank and Aloha Airlines, Inc.***

10.6 Aircraft Purchase Agreement, dated as of July 15, 1988, between the Bank and Aloha Airlines, Inc.***

10.7   Participation  Agreement,  dated as of October 25, 1988,  among the Bank,
       Registrant,   Security  Pacific  Equipment  Leasing,  Inc.  and  Hawaiian
       Airlines.***

10.8 Aircraft Lease, dated as of October 25, 1988, between the Bank and Hawaiian Airlines, Inc.***

10.9 Aircraft Purchase Agreement, dated as of May 5, 1988, between Hawaiian Airlines, Inc. and Trust Company for USL, Inc.***

10.10 Lease Agreement, dated as of January 3, 1989, between the Bank and Southwest Airlines Co.***

10.11 Mortgage and Security Agreement, dated as of January 3, 1989, between the Bank and John Hancock Leasing Corporation.***

10.12  Participation  Agreement,  dated as of January  3, 1989,  among the Bank,
       Registrant,   Southwest   Airlines   Co.   and   John   Hancock   Leasing
       Corporation.***

10.13 Lease Agreement, dated as of January 4, 1989, between the Bank and Southwest Airlines Co.***

10.14 Mortgage and Security Agreement, dated as of January 4, 1989, between the Bank and John Hancock Leasing Corporation.***

10.15 Participation Agreement, dated as of January 4, 1989, among the Bank, Registrant, Southwest Airlines Co. and John Hancock Leasing Corporation.
       ***

10.16 Loan Agreement, dated as of January 17, 1989, among Registrant, the Bank, John Hancock Leasing Corporation, New England Mutual Life Insurance Company and Meridian Trust Company.***

10.17 Loan Agreement, dated as of January 18, 1989, among Registrant, the Bank, John Hancock Leasing Corporation, New England Mutual Life Insurance Company and Meridian Trust Company.***

10.18 Management Agreement between Registrant and ALI Leasing Service Corp., dated July 20, 1986.****

10.19 Acquisition and Disposition Services Agreement between Registrant and ALI Leasing Service Corp., dated July 20, 1986.*****

10.20 Settlement Agreement, dated as of August 21, 1992, between First Security Bank of Utah, N.A. and Alaska Airlines, Inc.******

10.21 Escrow Agreement, dated August 21, 1992, between Alaska Airlines, Inc. and First Security Bank of Utah, N.A.******

10.22 Lease Amendment No. 2, dated as of November 5, 1992, between Hawaiian Airlines, Inc. and First Security Bank of Utah, N.A.******

10.23 Mortgage Amendment No. 2, dated as of November 5, 1992 between First Security Bank of Utah, N.A. and Security Pacific Equipment Leasing, Inc.******

10.24 Interim Settlement Agreement, dated as of January 27, 1993 between Integrated Aircraft Corp., IAC Leasing Corp. IV, IAC Leasing Corp V, Integrated Aircraft Fund Management Corp and ALI Equipment Management Corp. and Hawaiian Airlines, Inc.******

10.25 Agreement dated as of March 4, 1993, between Aircraft Income Partners, L.P., Aircraft Income Partners II, L.P., and National Lease Income Fund 6, L.P. and HAL, Inc. and Hawaiian Airlines, Inc.******

10.26 Form of Lease Agreement, dated as of January 5, 1993, between First Security Bank of Utah, N.A., as Trustee for the benefits of Registrant and Continental Airlines. Note: substantially identical leases in all material respects except for aircraft specific references were entered into with respect to two aircraft owned by First Security Bank of Utah, N.A., for the benefit of Registrant.******

10.27 Form of Participation Agreement, dated as of January 5, 1993, among First Security Bank of Utah, N.A., Registrant and Continental Airlines. Note: substantially identical agreements in all material respects except for aircraft specific references were entered into with respect to two aircraft owned by First Security Bank of Utah, N.A., for the benefit of Registrant.******

10.28 Second Lease Extension Agreement, dated as of July 5, 1995, between First Security Bank of Utah, National Association and Southwest Airlines Co.

10.29 Second Lease Extension Agreement, dated as of July 5, 1995, between First Security Bank of Utah, National Association and Southwest Airlines Co.

10.30 Second Lease Amendment and Extension Agreement, dated as of July 12, 1995, between First Security Bank of Utah, National Association and Aloha Airlines Inc.

10.31  Purchase Agreement,  dated as of March 31, 1995, between Coastal Airlines
       ("Purchaser"),   First  Security  Bank  of  Utah,  National   Association
       ("Trustee") and National Lease Income Fund 6 L.P. ("Beneficiary").

10.32 Amended and Restated Aircraft Purchase Agreement, dated as of September 7, 1995, between ELTA Electronics Industries Ltd. ("Purchaser Beneficiary"), First Security Bank of Utah, National Association ("Purchaser"), National Lease Income Fund 6 L.P. ("Seller Beneficiary") and First Security Bank of Utah, National Association ("Seller").

28 Prospectus of Registrant, dated December 31, 1986, as supplemented by supplements dated March 13, 1987, July 6, 1987, September 1, 1987, November 30, 1987, March 25, 1988 and May 16, 1988.***


------------------------

* Incorporated by reference to Exhibit 4 to Registrant's Registration Statement on Form S-1, dated August 13, 1986.

**     Incorporated   by  reference  to   Post-Effective   Amendment  No.  5  to
       Registrant's Registration Statement on Form S-1, dated May 20, 1988.

***    Incorporated   by  reference  to   Post-Effective   Amendment  No.  5  to
       Registrant's Registration Statement on Form S-1, dated May 20, 1988.

**** Incorporated by reference to Exhibit 10(b) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

*****Incorporated  by reference to Exhibit  10(c) to  Registrant's  Registration
       Statement on Form S-1, dated May 20, 1988.

****** Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15643.