Form 10-Q
period 1997-03-31
NATIONAL LEASE INCOME FUND 6 LP
filed 1997-05-14
CIK 799034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                    Yes    [ X ]          No [   ]

                        NATIONAL LEASE INCOME FUND 6 L.P.

                           FORM 10-Q - MARCH 31, 1997


                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1997 and December 31, 1996 .................


         STATEMENTS OF OPERATIONS - For the three months ended
              March 31, 1997 and 1996 ..........................................


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1997 ...................................................


         STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1997 and 1996 ..........................................


         NOTES TO FINANCIAL STATEMENTS .........................................

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ............................


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS ...............................................

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................

SIGNATURES .....................................................................

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             NATIONAL LEASE INCOME FUND 6 L.P.

                                       BALANCE SHEETS

                                                                           March 31,
                                                                ------------------------------
                                                                    1997              1996
                                                                ------------      ------------
ASSETS

        Leased equipment - net
            Accounted for under the operating method,
                 net of accumulated depreciation of
                 $21,265,028 and $20,728,187 and
                 allowance for equipment impairment
                 of $20,431,885 ............................     $10,940,286     $11,477,127

        Equipment held for lease or sale - netof accumulated
                 depreciation of $1,781,000 and an allowance
                 for equipemtn impairment of $2,595,000 ....           --               --
        Cash and cash equivalents ..........................       3,370,235       3,481,745
        Deferred costs .....................................         196,548         224,677
        Note receivable ....................................         166,344         271,288
        Other receivables and prepaid expenses .............          15,731          34,612
        Accounts receivable ................................           2,788           2,788
                                                                 -----------     -----------
                                                                 $14,691,932     $15,492,237
                                                                 ===========     ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities
        Distributions payable ..............................     $   696,981     $   757,588
        Deferred aircraft upgrade payable ..................         100,000         100,000
        Accounts payable and accrued expenses ..............          79,090         109,017
        Deferred income ....................................          69,250          69,250
        Due to affiliates ..................................           3,591          71,527
                                                                 -----------     -----------
               Total liabilities ...........................         948,912       1,107,382
                                                                 -----------     -----------
Commitments and contingencies

Partners' equity
        Limited partners' equity (as restated)(300,005
                units issued and outstanding) ..............      13,595,740      14,231,157
        General partners' equity (as restated) .............         147,280         153,698
                                                                 -----------     -----------
               Total partners' equity ......................      13,743,020      14,384,855
                                                                 -----------     -----------
                                                                 $14,691,932     $15,492,237
                                                                 ===========     ===========

                            See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF OPERATIONS

                                                       For the three months ended
                                                                March 31,
                                                       --------------------------
                                                           1997          1996
                                                        ---------     ---------
Revenues
     Rental .......................................     $ 721,289     $ 790,980
     Interest
        Other .....................................        45,846        64,254
        Financing leases ..........................          --             776
     Other operating income .......................          --             155
                                                        ---------     ---------

                                                          767,135       856,165
                                                        ---------     ---------

Costs and expenses
     Depreciation .................................       536,841       575,621
     Fees to affiliates ...........................        65,065        62,080
     Operating ....................................        55,335        50,996
     General and administrative ...................        54,748       101,098
     Interest .....................................          --           5,235
                                                        ---------     ---------

                                                          711,989       795,030
                                                        ---------     ---------

                                                           55,146        61,135


Loss on disposition of equipment, net .............          --         (54,935)
                                                        ---------     ---------

Net income ........................................     $  55,146     $   6,200
                                                        =========     =========


Net income attributable to
     Limited partners .............................     $  54,595     $   6,138
     General partners
                                                              551            62
                                                        ---------     ---------

                                                        $  55,146     $   6,200
                                                        =========     =========

Net income per unit of limited partnership interest
     (300,005 units outstanding) ..................     $    0.18     $    0.02
                                                        =========     =========

                       See notes to financial statements.

                                  NATIONAL LEASE INCOME FUND 6 L.P.

                                    STATEMENT OF PARTNERS' EQUITY


                                                       Limited           General           Total
                                                      Partners'         Partners'        Partners'
                                                       Equity            Equity           Equity
                                                   ------------      ------------      ------------

Balance, January 1, 1997 .....................     $ 15,731,182      $ (1,346,327)     $ 14,384,855

Reallocation of partners' equity .............       (1,500,025)        1,500,025              --
                                                   ------------      ------------      ------------


Balance, January 1, 1997 (as restated) .......       14,231,157           153,698        14,384,855

Net income for the three months
     ended March 31, 1997 ....................           54,595               551            55,146


Distributions to partners for the three months
     ended March 31, 1997 ($2.30 per limited
     partnership unit) .......................         (690,012)           (6,969)         (696,981)
                                                   ------------      ------------      ------------


Balance, March 31, 1997 ......................     $ 13,595,740      $    147,280      $ 13,743,020
                                                   ============      ============      ============


                                 See notes to financial statements.

                             NATIONAL LEASE INCOME FUND 6 L.P.

                                 STATEMENTS OF CASH FLOWS

                                                             For the three months ended
                                                                       March 31,
                                                             --------------------------
                                                                1997             1996
                                                             -----------      ----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ........................................     $    55,146      $     6,200
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation ...................................         536,841          575,621
        Amortization of deferred costs .................          28,129           28,129
        Loss on disposition of equipment, net ..........            --             54,935
     Changes in assets and liabilities
        Other receivables and prepaid expenses .........          18,881            6,304
        Accounts receivable ............................            --              6,209
        Accounts payable and accrued expenses ..........         (29,927)         (37,789)
        Deferred income ................................            --            (30,361)
        Due to affiliates ..............................         (67,936)         (25,920)
                                                             -----------      -----------
               Net cash provided by operating activities         541,134          583,328
                                                             -----------      -----------
Cash flows from investing activities
     Purchase of leased equipment - upgrades ...........            --           (110,358)
     Proceeds from disposition of leased equipment .....            --            196,829
     Note  receivable ..................................         104,944          121,313
     Minimum lease payments received on financing
        leases, net of interest earned .................            --              8,300
     Other non-operating payments ......................            --            (14,073)
                                                             -----------      -----------
               Net cash provided by investing activities         104,944          202,011
                                                             -----------      -----------
Cash flows from financing activities
     Distributions to partners .........................        (757,588)      (1,212,141)
                                                             -----------      -----------

Net  decrease  in cash and cash equivalents ............        (111,510)        (426,802)

Cash and cash equivalents, beginning of period .........     $ 3,481,745        3,810,827
                                                             -----------      -----------
Cash and cash equivalents, end of period ...............     $ 3,370,235      $ 3,384,025
                                                             ===========      ===========
Supplemental disclosure of cash flow information
     Interest paid .....................................     $      --        $     5,235
                                                             ===========      ===========

                            See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         For the three months ended March 31, 1997 and 1996, rental revenue earned on a month-to-month basis comprised approximately 1% and 3%, respectively, of total rental revenue recognized.

         Leased equipment and equipment held for lease or sale

         The cost of leased equipment and equipment held for lease or sale represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or net realizable value.

         Depreciation is computed using the straight-line method over the estimated useful lives of such assets (five years for equipment for management information systems and 13 to 18 years for aircraft and aircraft-related equipment). The Partnership capitalizes major additions to its aircraft and depreciates such capital improvements over the remaining estimated useful life of such aircraft.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent periods and such losses could be material.

         Deferred costs

         Deferred costs represent the payments made by the Partnership, based upon the terms of a certain lease, for maintenance which enhanced the marketability with respect to the return of certain aircraft leased to Alaska Airlines, Inc. ("Alaska"). Deferred costs are amortized over the terms of the remarketed lease.

         Note receivable

         Note receivable represents financing provided by the Partnership to a lessee of certain aircraft for modifications made to such aircraft. Such note is being repaid at a rate of 9.31% per annum.

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. During the three months ended March 31, 1997 and 1996 reimbursable expenses due to Wexford from the Partnership amounted to $4,922 and $9,800, respectively.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

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

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $36,065 and $38,080 for the three months ended March 31, 1997 and 1996, respectively.

         During the operating and liquidating stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to possible increase after the limited partners have received certain specified minimum returns on their investment. The Partnership incurred partnership management fees of $29,000 and $24,000 for the three months ended March 31, 1997 and 1996, respectively.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by Equipment Management.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $690,012 ($2.30 per unit) and $6,969, respectively, at March 31, 1997, were paid in May 1997.

5        PARTNERS' EQUITY

         The General Partners hold a 1% equity interest in the Partnership. At the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $1,500,025 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

6        COMMITMENTS AND CONTINGENCIES

         Continental Micronesia, Inc.

         On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases"). Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rent credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rent credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. The remaining balance of rent credits to be applied by Continental towards such modifications was $100,000 as of March 31, 1997 and December 31, 1996.

         In addition, Continental has made certain other modifications to such aircraft. The Partnership has agreed to provide financing for the rent credits ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee is currently repaying Lessor Financing Credits through monthly installments which are being amortized at the rate of 9.31% per annum over 36 months. Through March 31, 1997, the Partnership had provided all the required financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, is reflected on the accompanying balance sheets as Note Receivable at March 31, 1997 and December 31, 1996. The net carrying

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

6        COMMITMENTS AND CONTINGENCIES (continued)

         value of both aircraft aggregated approximately $7,777,000 and $7,963,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods) at March 31, 1997 and December 31, 1996 , respectively.

         In  April  1993,   Continental   transferred  all  of  its  rights  and
         obligations under the Air Mike Leases to Air Micronesia, a stand-alone air carrier affiliated with Continental.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

The General Partners hold a 1% equity interest in the Partnership. At the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $1,500,025 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

The Partnership declared a cash distribution of $2.30 per unit of limited partnership interest totaling $696,981 for the three months ended March 31, 1997 (the "1997 Period"), which represented cash from operations generated during the current period. As of March 31, 1997, the Partnership had operating reserves of approximately $1,604,000, which was comprised of undistributed cash from operations and sales, aggregating approximately $104,000, as well as the general working capital reserve of $1,500,000.

The leasing arrangements entered into by the Partnership with respect to its equipment generally provided for fixed or minimum rentals, and as such, provide reasonable assurance that all of the Partnership's operating needs, such as administrative costs and management fees, will be met in the foreseeable future.

Although expense levels have been reduced, most of the Partnership's future administrative expenses (i.e., accounting and investor services including printing) are fixed and will not decrease significantly during the Partnership's future operating period. Other expenses such as insurance and fees to affiliate will decline during such period.

Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1997 and 1996:

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

         The Partnership had filed proofs of claims in Hawaiian's bankruptcy case. Hawaiian emerged from bankruptcy on September 12, 1994. Hawaiian and the Partnership entered into an agreement to settle the Partnership's claims with respect to the Hawaiian Engines. Hawaiian settled the claims through the issuance of Hawaiian stock to the Partnership. In June 1995, the Partnership received approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines, Inc., in consideration for its general unsecured claims filed against Hawaiian. During 1995, the Partnership sold all shares for net proceeds aggregating $398,377. The Partnership anticipates that it will encounter severe competition in attempting to sell the Hawaiian Engines due to their condition as well as due to a surplus in the market with respect to such engines.

         At March 31, 1997, the Hawaiian Engines (net of allowances for equipment impairment aggregating $2,595,000 previously provided) were fully depreciated.

(ii) On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Such aircraft had been originally leased to Alaska Airlines, Inc. ("Alaska") through August 14, 1992. In conjunction with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Partnership paid Alaska approximately $647,000 to reflect the value associated with such attributes. Such amount has been reflected on the balance sheets on a gross basis, net of amortization, at March 31, 1997 and December 31, 1996, as Deferred Costs and will be amortized over the term of the lease renewal with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of March 31, 1997, the remaining balance of credit to be applied by Continental towards such modifications costs was $100,000 and was included on the balance sheets as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to the aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any

         Lessor Financing Credits through monthly payments which will be amortized at the rate of 9.31% per annum over 36 months. Through March 31, 1997, the Partnership had provided financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at March 31, 1997 as Note Receivable. At March 31, 1997, the net carrying value of both aircraft aggregated approximately $7,777,000. (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods).

(iii) On November 30, 1994, the leases with Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment for the initial lease term. Southwest and the Partnership agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. On November 30, 1995, the extensions with Southwest were scheduled to expire in accordance with their terms, and Southwest and the Partnership agreed to extend the leases for two additional years at 125% of the then current lease rate. At March 31, 1997, the net carrying value of the Southwest Aircraft aggregated approximately $3,164,000. (net of allowances for equipment impairment aggregating $10,400,000 previously provided).

As of March 31, 1997, the Partnership remained the owner of four aircraft and related engines as well as two additional aircraft engines, which in the aggregate represented almost 100% of its remaining equipment, on an original cost basis. Such foregoing aircraft and engines had an original cost of approximately $56,820,000 (net carrying value of approximately $10,940,000). All associated nonrecourse debt related to the aircraft has been repaid. At March 31, 1997, the Partnership remained the owner of equipment with an original cost of approximately $57,013,000 of which approximately $4,376,000 is off-lease and approximately $194,000 is leased on a month-to-month basis (both on an original cost basis). The Partnership will continue with its efforts to maximize the value of its remaining equipment portfolio. The Partnership's anticipated cash from operations after deducting operating expenses for the remainder of 1997, based on firm term leases in place, is not sufficient to maintain previous distribution levels. Distribution levels will fluctuate based upon remarketing success of the Partnership's equipment including any proceeds generated by the sale of significant assets (such as aircraft) and requirements for operating reserves, if any.

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

Results of Operations

Net income increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, as the reduction in revenue was more than offset by the overall reduction in expenses. Additionally, there were no dispositions of equipment during the three months ended March 31, 1997, as compared to dispositions that generated losses in the corresponding period of the prior year.

Revenues decreased overall for the three months ended March 31, 1997 compared to the corresponding period of the prior year. Rental income decreased due to the expiration of certain leases in accordance with the original terms of such leases subsequent to the prior year's period.

Interest income on finance leases was eliminated due to expiration of all leases in accordance with the original lease terms and sale of equipment subsequent to the prior year's period.

Expenses decreased overall for the three months ended March 31, 1997 as compared to the corresponding period of the prior year as follows:

Depreciation expense decreased due to the elimination of depreciation expense resulting from the disposition or sale of certain equipment during or subsequent to the prior year's period, as well as to the fact that certain equipment was fully depreciated during or prior to the current year's period. There were no dispositions of equipment in the current period as compared to a net loss of approximately $55,000 on the disposition of equipment in the prior year's period;

General and administrative expenses decreased sharply for the current period due to the elimination of costs related to the settlement of the Skyhook litigation incurred in the prior year's period.

This general decrease in expenses was offset slightly by an increase in certain expenses as follows:

Operating expenses increased due to an increase in administrative fees relating to the Air Mike Leases. Interest expense was eliminated due to the repayment of the principal balance on Air Mike rent credits subsequent to the prior year's period.

Fees to affiliates increased due to the increase in partnership management fees resulting from an increase in cash flow from operations.

PART II - OTHER INFORMATION



ITEM 1 -       LEGAL PROCEEDINGS

               None


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


                                             National Lease Income Fund 6 L.P.
                                    By:      ALI Equipment Management Corp.
                                             Managing General Partner




                                             /S/  Douglas J. Lambert
                                             -----------------------
                                             Douglas J. Lambert
                                             President (Principal Executive
                                             and Financial Officer)



Date:  May 14, 1997