Form 10-Q
period 1997-06-30
NATIONAL LEASE INCOME FUND 6 LP
filed 1997-08-18
CIK 799034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                    Yes    [ X ]          No [   ]

                        NATIONAL LEASE INCOME FUND 6 L.P.

                           FORM 10-Q - JUNE 30, 1997

                                     INDEX

PART I - FINANCIAL INFORMATION

     ITEM  1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1997 and December 31, 1996

         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1997 and
               1996 and for the six months ended June 30, 1997 and 1996

         STATEMENT OF PARTNER'S EQUITY - For the six months ended June 30, 1997

         STATEMENTS OF CASH FLOWS - For the six months  ended June 30,  1997 and
               1996

         NOTES TO FINANCIAL STATEMENTS

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

SIGNATURES

                             NATIONAL LEASE INCOME FUND 6 L.P.

                                       BALANCE SHEETS

                                                                  June 30,        December 31,
                                                                    1997              1996
                                                                ------------      ------------
ASSETS

        Leased equipment - net
            Accounted for under the operating method,
                 net of accumulated depreciation of
                 $21,801,853 and $20,728,187 and
                 allowance for equipment impairment
                 of $20,431,885 ............................     $10,403,461     $11,477,127
        Equipment held for lease or sale - net of accumulated
                 depreciation of $1,781,000 and an allowance
                 for equipment impairment of $2,595,000 ....           --               --
        Cash and cash equivalents ..........................       3,367,241       3,481,745
        Deferred costs .....................................         168,419         224,677
        Note receivable ....................................          86,302         271,288
        Due from affiliates.................................          26,344            --
        Other receivables and prepaid expenses .............          15,028          34,612
        Accounts receivable ................................           4,718           2,788
                                                                 -----------     -----------
                                                                 $14,071,513     $15,492,237
                                                                 ===========     ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities
        Deferred aircraft upgrade payable...................     $   100,000     $   100,000
        Accounts payable and accrued expenses ..............          73,242         109,017
        Deferred income ....................................          69,250          69,250
        Distributions payable ..............................           --            757,588
        Due to affiliates ..................................           --             71,527
                                                                 -----------     -----------
               Total liabilities ...........................         242,492       1,107,382
                                                                 -----------     -----------
Commitments and contingencies

Partners' equity
        Limited partners' equity (as restated)(300,005
                units issued and outstanding) ..............      13,680,881      14,231,157
        General partners' equity (as restated) .............         148,140         153,698
                                                                 -----------     -----------
               Total partners' equity ......................      13,829,021      14,384,855
                                                                 -----------     -----------
                                                                 $14,071,513     $15,492,237
                                                                 ===========     ===========

                            See notes to financial statements.

                                     NATIONAL LEASE INCOME FUND 6 L.P.

                                          STATEMENTS OF OPERATIONS

                                                For the three months ended      For the six months ended
                                                          June 30,                       June 30,
                                               ---------------------------     ---------------------------
                                                   1997             1996           1997           1996
                                               -----------     -----------     -----------     -----------
Revenues
     Rental ..............................     $   721,290     $   769,692     $ 1,442,579     $ 1,560,672
     Interest
        Other ............................          45,695          53,339          91,541         117,593
        Financing leases .................            --              --              --               776
     Other operating income ..............            --             3,011            --             3,166
                                               -----------     -----------     -----------     -----------

                                                   766,985         826,042       1,534,120       1,682,207
                                               -----------     -----------     -----------     -----------

Costs and expenses
     Depreciation ........................         536,825         561,249       1,073,666       1,136,870
     General and administrative ..........          77,015          35,849         131,763         136,947
     Fees to affiliates ..................          36,065          67,414         101,130         129,494
     Operating ...........................          31,079          29,168          86,414          80,164
     Provision for equipment impairment ..            --            50,000            --            50,000
     Interest ............................            --             2,647            --             7,882
                                               -----------     -----------     -----------     -----------

                                                   680,984         746,327       1,392,973       1,541,357
                                               -----------     -----------     -----------     -----------

                                                    86,001          79,715         141,147         140,850

Loss on disposition of equipment, net ....            --              --              --           (54,935)
                                               -----------     -----------     -----------     -----------

Net income ...............................     $    86,001     $    79,715     $   141,147     $    85,915
                                               ===========     ===========     ===========     ===========

Net income attributable to
     Limited partners ....................     $    85,141     $    78,918     $   139,736     $    85,056
     General partners ....................             860             797           1,411             859
                                               -----------     -----------     -----------     -----------

                                               $    86,001     $    79,715     $   141,147     $    85,915
                                               ===========     ===========     ===========     ===========

Net income per unit of limited partnership
     interest (300,005 units outstanding)      $       .28     $       .28     $       .47     $       .28
                                               ===========     ===========     ===========     ===========

                                    See notes to financial statements.

                                 NATIONAL LEASE INCOME FUND 6 L.P.

                                   STATEMENT OF PARTNERS' EQUITY





                                                     Limited           General           Total
                                                    Partners'         Partners'        Partners'
                                                     Equity            Equity           Equity
                                                 ------------      ------------      ------------
Balance, January 1, 1997 ...................     $ 15,731,182      $ (1,346,327)     $ 14,384,855

Reallocation of partners' equity ...........       (1,500,025)        1,500,025              --
                                                 ------------      ------------      ------------

Balance, January 1, 1997 (as restated) .....       14,231,157           153,698        14,384,855

Net income for the six months
     ended June 30, 1997 ...................          139,736             1,411           141,147

Distributions to partners for the six months
     ended June 30, 1997 ($2.30 per limited
     partnership unit) .....................         (690,012)           (6,969)         (696,981)
                                                 ------------      ------------      ------------

Balance, June 30, 1997 .....................     $ 13,680,881      $    148,140      $ 13,829,021
                                                 ============      ============      ============


                                See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF CASH FLOWS


                                                       For the six months ended
                                                               June 30,
                                                     ----------------------------
                                                        1997             1996
                                                     -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
 Net income ....................................     $   141,147      $    85,915
 Adjustments to reconcile net income to net
   cash provided by operating activities
  Depreciation .................................       1,073,666        1,136,870
  Amortization of deferred costs ...............          56,258           56,258
  Loss on disposition of equipment, net ........            --             54,935
  Provision for equipment impairment ...........            --             50,000
 Changes in assets and liabilities
  Other receivables and prepaid expenses .......          19,584            1,896
  Accounts receivable ..........................          (1,930)          (4,614)
  Due from affiliates ..........................         (26,344)            --
  Deferred income ..............................            --            (28,432)
  Accounts payable and accrued expenses ........         (35,775)         (74,623)
  Due to affiliates ............................         (71,527)         (17,106)
                                                     -----------      -----------
    Net cash provided by operating activities ..       1,155,079        1,261,099
                                                     -----------      -----------

Cash flows from investing activities
  Purchase of leased equipment - upgrades ......            --           (223,305)
  Proceeds from disposition of leased  equipment            --            196,829
  Note receivable ..............................         184,986          245,472
  Minimum lease payments received on financing
  leases, net of interest earned ...............            --              8,300
  Other non-operating payments .................            --            (41,416)
                                                     -----------      -----------

    Net cash provided by investing activities ..         184,986          185,880
                                                     -----------      -----------

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                       For the six months ended
                                                               June 30,
                                                     ----------------------------
                                                        1997             1996
                                                     -----------      -----------

Cash flows from financing activities
 Distributions to partners .....................      (1,454,569)      (1,969,729)
                                                     -----------      -----------

Net decrease in cash and cash equivalents ......        (114,504)        (522,750)

Cash and cash equivalents, beginning of period .       3,481,745        3,810,827
                                                     -----------      -----------

Cash and cash equivalents, end of period .......     $ 3,367,241      $ 3,288,077
                                                     ===========      ===========

Supplemental disclosure of cash flow information
 Interest paid .................................     $      --        $     7,882
                                                     ===========      ===========


                        See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


 1       INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         For the six months ended June 30, 1997 and 1996,  rental revenue earned
         on  a   month-to-month   basis  comprised   approximately  1%  and  3%,
         respectively, of total rental revenue recognized.

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

         Recently issued accounting pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

 3       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrative services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. During the six months ended June 30, 1997 and 1996 reimbursable expenses due to Wexford from the Partnership amounted to $13,113 and $17,891, respectively.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $72,130 and $75,553 for the six months ended June 30, 1997 and 1996, respectively.

         During the operating and liquidating stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. The Partnership incurred partnership management fees of $29,000 and $53,941 for the six months ended June 30, 1997 and 1996, respectively.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by Equipment Management.

 4       PARTNER'S EQUITY

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

 5       COMMITMENTS AND CONTINGENCIES

         Continental Micronesia, Inc.

         On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases"). Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rent credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rent credits such

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

 5       COMMITMENTS AND CONTINGENCIES (continued)

         Continental Micronesia, Inc. (continued)

         that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. The remaining balance of rent credits to be applied by Continental towards such modifications was $100,000 as of June 30, 1997 and December 31, 1996.

         In addition, Continental has made certain other modifications to such aircraft. The Partnership has agreed to provide financing for the rent credits ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee is currently repaying Lessor Financing Credits through monthly installments which are being amortized at the rate of 9.31% per annum over 36 months. Through June 30, 1997, the Partnership had provided all the required financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, is reflected on the accompanying balance sheets as Note Receivable at June 30, 1997 and December 31, 1996. The net carrying value of both aircraft aggregated approximately $7,590,000 and $7,963,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods) at June 30, 1997 and December 31, 1996 , respectively.

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

The Partnership did not declare a cash distribution for the quarter ended June 30, 1997. As of June 30, 1997, the Partnership had operating reserves of approximately $2,307,000 which was comprised of undistributed cash from operations and sales, aggregating approximately $807,000, as well as the general working capital reserve of $1,500,000.

Quarterly cash from operations has reached minimal levels and the costs associated with making quarterly cash distributions remains fixed. The managing general partner of the Partnership has decided to discontinue quarterly cash distributions and instead make periodic cash distributions based upon the accumulation of cash in the Partnership.

It is the Partnership's intention to maintain reserves sufficient to support the Partnership's future obligations. The Partnership may, in the future, use certain of its reserves to upgrade its leased equipment in order to enhance its value.

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

Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1997 and 1996:

(i) On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Such aircraft had been originally leased to Alaska Airlines, Inc. ("Alaska") through August 14, 1992. In conjunction with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Partnership paid Alaska approximately $647,000 to reflect the value associated with such attributes. Such amount has been reflected on the balance sheets on a gross basis, net of amortization, at June 30, 1997 and December 31, 1996, as Deferred Costs and will be amortized over the term of the lease renewal with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of June 30, 1997, the remaining balance of credit to be applied by Continental towards such modifications costs was $100,000 and was included on the balance sheets as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to the aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any Lessor Financing Credits through monthly payments which will be amortized at the rate of 9.31% per annum over 36 months. Through June 30, 1997, the Partnership had provided financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at June 30, 1997 as Note Receivable. At June 30, 1997, the net carrying value of both aircraft aggregated approximately $7,590,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods).

(ii) On November 30, 1994, the leases with Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment for the initial lease term. Southwest and the

         Partnership agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. On November 30, 1995, the extensions with Southwest were scheduled to expire in accordance with their terms, and Southwest and the Partnership agreed to extend the leases for two additional years at 125% of the then current lease rate. At June 30, 1997, the net carrying value of the Southwest Aircraft aggregated approximately $2,814,000 (net of allowances for equipment impairment aggregating $10,400,000 previously provided).

As of June 30, 1997, the Partnership remained the owner of four aircraft and related engines as well as two additional aircraft engines, which in the aggregate represented substantially all of its remaining equipment, on an original cost basis. Such foregoing aircraft and engines had an original cost of approximately $56,820,000 (net carrying value of approximately $10,403,000). All associated nonrecourse debt related to the aircraft has been repaid. At June 30, 1997, the Partnership remained the owner of equipment with an original cost of approximately $57,013,000 of which approximately $4,376,000 is off-lease and approximately $194,000 is leased on a month-to-month basis (both on an original cost basis).

On December 5, 1997, the leases of the Southwest Aircraft are scheduled to expire in accordance with their terms at which time Southwest will return the Southwest Aircraft to the Partnership. The Partnership is currently investigating remarketing opportunities for the Southwest Aircraft. There can be no assurance that the Partnership will be successful with respect to its remarketing activities. The Partnership will continue with its efforts to maximize the value of its remaining equipment portfolio. The Partnership's anticipated cash from operations after deducting operating expenses for the remainder of 1997, based on firm term leases in place, is not sufficient to maintain previous distribution levels. Distribution levels will fluctuate based upon remarketing success of the Partnership's equipment including any proceeds generated by the sale of significant assets (such as aircraft) and requirements for operating reserves, if any.

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

In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by the Managing General Partner.

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

Results of Operations

Net income increased for the quarter and six months ended June 30, 1997 as compared to the quarter and six months ended June 30, 1996, as the reduction in revenue was more than offset by the overall reduction in expenses. Additionally, there were no dispositions of equipment during the six months ended June 30, 1997, as compared to dispositions that generated losses in the corresponding period of the prior year.

Revenues decreased overall for the quarter and six months ended June 30, 1997 compared to the corresponding periods of the prior year. Rental income decreased due to the expiration of certain leases in accordance with the original terms of such leases subsequent to the prior year's periods.

Interest income on finance leases was eliminated due to expiration of all leases in accordance with the original lease terms and sale of equipment subsequent to the prior year's periods.

Expenses decreased overall for the quarter and six months ended June 30, 1997 as compared to the corresponding periods of the prior year as follows:

Depreciation expense decreased due to the elimination of depreciation expense resulting from the disposition or sale of certain equipment during or subsequent to the prior year's period, as well as to the fact that certain equipment was fully depreciated during or prior to the current year's period. There was no provision for equipment impairment recorded in the current six month period as compared to an impairment of $50,000 in the prior year's six month period. There were no dispositions of equipment in the current six-month period as compared to a net loss of approximately $55,000 on the disposition of equipment in the prior year's six-month period;

Fees to affiliates decreased due to the decrease in partnership management fees which are based on distributions to partners.

Interest expense was eliminated due to the repayment of the principal balance on Air Mike rent credits subsequent to the prior year's period;.

General and administrative expenses increased for the quarter but decreased for the current six-month period due to the increase in legal fees for the quarter ended June 30, 1997.

This general decrease in expenses was offset slightly by an increase in operating expenses due to an increase in administrative fees relating to the Air Mike Leases.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

On July 25, 1997, Wexford, the administrator for Presidio, the parent company of ALI Equipment Management Corp., ALI Capital Corp. and Presidio Boram Corp., the Managing, Corporate and Associate General Partners, respectively, of the Partnership and Integrated Resources Equipment Group, Inc., received notice from Presidio Holding Company, LLC, which stated that it was the holder of 63% of the outstanding Class A common shares of Presidio, that it was seeking to remove the three current Class A directors and replacing them with Edward Scheetz, David Hamamoto and David King effective as of 12:00 p.m. on September 2, 1997. There exists substantial doubt as to the effectiveness of such notice. On August 15, 1997, Presidio applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of Presidio Holding LLC, dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of Presidio.

As of August 18, 1997, there have be no changes in the composition of the officers and directors of the general partners. In addition, the administrative services agreement with Wexford remains in effect and is scheduled to terminate in November 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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







Date:  August 18, 1997