Form 10-Q
period 1997-09-30
NATIONAL LEASE INCOME FUND 6 LP
filed 1997-11-19
CIK 799034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

              411 West Putnam Avenue, Suite 270 Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7444
              (Registrant's telephone number, including area code)

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

                    Yes    [ X ]          No [   ]

                        NATIONAL LEASE INCOME FUND 6 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1997





                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1997 and December 31, 1996


         STATEMENTS OF  OPERATIONS - For the three months  ended  September  30,
            1997 and 1996 and for the nine months ended September 30, 1997 and 1996


         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30,
            1997


         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1997 and 1996


         NOTES TO FINANCIAL STATEMENTS


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION


      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 NATIONAL LEASE INCOME FUND 6 L.P.

                                           BALANCE SHEETS

                                                                     September 30,    December 31,
                                                                          1997            1996
                                                                      -----------     -----------
ASSETS

     Leased equipment
        Accounted for under the operating method, net of
            accumulated depreciation of $22,338,695 and
            $20,728,187 and allowance for equipment
            impairment of $20,431,885 ...........................     $ 9,866,619     $11,477,127
     Equipment held for lease or sale - net of accumulated
        depreciation of $1,781,000 and an allowance
        for equipment impairment of $2,595,000 ..................            --              --
     Cash and cash equivalents ..................................       4,088,651       3,481,745
     Deferred costs .............................................         140,290         224,677
     Note receivable ............................................          31,603         271,288
     Other receivables and prepaid expenses .....................          18,647          34,612
     Accounts receivable ........................................           3,860           2,788
                                                                      -----------     -----------

                                                                      $14,149,670     $15,492,237
                                                                      ===========     ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Deferred aircraft upgrade payable ..........................     $   100,000     $   100,000
     Accounts payable and accrued expenses ......................          81,989         109,017
     Deferred income ............................................          69,250          69,250
     Distributions payable ......................................            --           757,588
     Due to affiliates ..........................................            --            71,527
                                                                      -----------     -----------

        Total liabilities .......................................         251,239       1,107,382
                                                                      -----------     -----------
Commitments and contingencies

Partners' equity
     Limited partners' equity (as restated) (300,005 units issued
        and outstanding) ........................................      13,749,596      14,231,157
     General partners' equity (as restated) .....................         148,835         153,698
                                                                      -----------     -----------

        Total partners' equity ..................................      13,898,431      14,384,855

                                                                      $14,149,670     $15,492,237
                                                                      ===========     ===========

See notes to financial statements.

                                      NATIONAL LEASE INCOME FUND 6 L.P.

                                           STATEMENTS OF OPERATIONS


                                                  For the three months ended       For the nine months ended
                                                         September 30,                   September 30,
                                                 ---------------------------     ---------------------------
                                                     1997             1996           1997            1996
                                                 -----------     -----------     -----------     -----------
Revenues
     Rental ................................     $   721,289     $   756,882     $ 2,163,868     $ 2,317,554
     Interest
        Other ..............................          49,181          51,844         140,722         169,437
        Financing leases....................            --              --              --               776
     Other operating income.................            --                23            --             3,189
                                                 -----------     -----------     -----------     -----------

                                                     770,470         808,749       2,304,590       2,490,956
                                                 -----------     -----------     -----------     -----------

Costs and expenses
     Depreciation ..........................         536,842         552,804       1,610,508       1,689,674
     Operating .............................          86,847          76,563         173,261         156,727
     General and administrative ............          41,307          45,946         173,070         182,893
     Fees to affiliates ....................          36,064          67,186         137,194         196,680
     Provision for equipment impairment ....            --              --              --            50,000
     Interest ..............................            --               297            --             8,179
                                                 -----------     -----------     -----------     -----------

                                                     701,060         742,796       2,094,033       2,284,153
                                                 -----------     -----------     -----------     -----------


                                                      69,410          65,953         210,557         206,803

Gain (loss) on disposition of equipment, net            --             7,869            --           (47,066)
                                                 -----------     -----------     -----------     -----------

Net income .................................     $    69,410     $    73,822     $   210,557     $   159,737
                                                 ===========     ===========     ===========     ===========

Net income attributable to
     Limited partners ......................     $    68,716     $    73,084     $   208,451     $   158,140
     General partners ......................             694             738           2,106           1,597
                                                 -----------     -----------     -----------     -----------

                                                 $    69,410     $    73,822     $   210,557     $   159,737
                                                 ===========     ===========     ===========     ===========

Net income per unit of limited partnership
     interest (300,005 units outstanding) ..     $       .23     $       .24     $       .69     $       .53
                                                 ===========     ===========     ===========     ===========

See notes to financial statements.

                                      NATIONAL LEASE INCOME FUND 6 L.P.

                                        STATEMENT OF PARTNERS' EQUITY


                                                                Limited          General           Total
                                                                Partners'        Partners'        Partners'
                                                                Equity           Equity           Equity
                                                            ------------      ------------      ------------

Balance, January 1, 1997 ..............................     $ 15,731,182      $ (1,346,327)     $ 14,384,855

Reallocation of partners' equity ......................       (1,500,025)        1,500,025              --
                                                            ------------      ------------      ------------

Balance, January 1, 1997 (as restated) ................       14,231,157           153,698        14,384,855

Net income for the nine months
     ended September 30, 1997 .........................          208,451             2,106           210,557

Distributions to partners for the nine months
     ended September 30, 1997 ($2.30 per limited
     partnership unit) ................................         (690,012)           (6,969)         (696,981)
                                                            ------------      ------------      ------------

Balance, September 30, 1997 ...........................     $ 13,749,596      $    148,835      $ 13,898,431
                                                            ============      ============      ============


See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF CASH FLOWS

                                                              For the nine months ended
                                                                     September 30,
                                                             ----------------------------
                                                                 1997             1996
                                                             -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ........................................     $   210,557      $   159,737
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation ...................................       1,610,508        1,689,674
        Amortization of deferred costs .................          84,387           84,387
        Gain on disposition of equipment, net ..........            --             47,066
        Provision for equipment impairment .............            --             50,000
     Changes in assets and liabilities
        Other receivables and prepaid expenses .........          15,965          (12,447)
        Accounts receivable ............................          (1,072)          (4,076)
        Accounts payable and accrued expenses ..........         (27,028)         (40,783)
        Deferred income ................................            --            (41,603)
        Due to affiliates ..............................         (71,527)         (20,921)
                                                             -----------      -----------

               Net cash provided by operating activities       1,821,790        1,911,034
                                                             -----------      -----------

Cash flows from investing activities
     Purchase of leased equipment - upgrades ...........            --           (261,539)
     Proceeds from disposition of leased equipment .....            --            248,737
     Note receivable ...................................         239,685          372,542
     Minimum lease payments received on financing
        leases, net of interest earned .................            --              8,300
     Other non-operating payments ......................            --            (61,586)
                                                             -----------      -----------

               Net cash provided by investing activities         239,685          306,454
                                                             -----------      -----------

                             NATIONAL LEASE INCOME FUND 6 L.P.

                                 STATEMENTS OF CASH FLOWS
                                        (continued)

                                                              For the nine months ended
                                                                     September 30,
                                                             ----------------------------
                                                                 1997             1996
                                                             -----------      -----------
Cash flows from financing activities
     Distributions to partners .........................      (1,454,569)      (2,681,863)
                                                             -----------      -----------

Net increase (decrease) in cash and cash equivalents ...         606,906         (464,375)

Cash and cash equivalents, beginning of period .........       3,481,745        3,810,827
                                                             -----------      -----------

Cash and cash equivalents, end of period ...............     $ 4,088,651      $ 3,346,452
                                                             ===========      ===========

Supplemental disclosure of cash flow information
     Interest paid .....................................     $      --        $     8,179
                                                             ===========      ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         For the nine months ended September 30, 1997 and 1996, rental revenue earned on a month-to-month basis comprised approximately 1% and 3%, respectively, of total rental revenue recognized.

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

         Recently issued accounting pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Management of the Company does not believe that these new standards will have a material effect on the Company's reported operating results, per share amounts, financial position or cash flows.

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

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and the associate general partner. On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford Management LLC ("Wexford"), the administrator for Presidio expired. Pursuant to that agreement Wexford had authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement, dated as of November 3, 1997 (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including Equipment Management, the Corporate General Partner, the associate general partner and the Partnership, for a term of six months. During the nine months ended September 30, 1997 and 1996, reimbursable expenses due to Wexford from the Partnership amounted to $20,831 and $25,982, respectively.

         Effective November 3, 1997, officers and employees of Wexford that had served as officers and/or directors of Equipment Management, the Corporate General Partner and the Associate General Partner tendered their resignation. On the same date, the Board of Directors appointed new individuals to serve as officers and/or directors of Equipment Management, the Corporate General Partner and the Associate General Partner.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)


         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $108,194 and $112,739 for the nine months ended September 30, 1997 and 1996, respectively.

         During the operating and liquidating stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. The Partnership incurred partnership management fees of $29,000 and $83,941 for the nine months ended September 30, 1997 and 1996, respectively.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by Equipment Management. The agreement with Fieldstone was scheduled to terminate November 3, 1997. Equipment Management and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services in respect of the Partnership pending the conclusion of such negotiation.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


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

5         COMMITMENTS AND CONTINGENCIES

         Continental Micronesia, Inc.

         On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases"). Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rent credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rent credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. The remaining balance of rent credits to be applied by Continental towards such modifications was $100,000 as of September 30, 1997 and December 31, 1996.

         In addition, Continental has made certain other modifications to such aircraft. The Partnership has agreed to provide financing for the rent credits ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee is currently repaying Lessor Financing Credits through monthly installments which are being amortized  at the rate of  9.31%  per  annum  over 36  months.  Through
         September 30, 1997, the Partnership had provided all the required financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, is reflected on the accompanying balance sheets as Note Receivable at September 30, 1997 and December 31, 1996. The net carrying value of both aircraft aggregated approximately $7,403,000 and $7,963,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods) at September 30, 1997 and December 31, 1996, respectively.

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

The Partnership did not declare a cash distribution for the quarter ended September 30, 1997. As of September 30, 1997, the Partnership had operating reserves of approximately $2,968,000, which was comprised of undistributed cash from operations and sales, aggregating approximately $1,468,000, as well as the general working capital reserve of $1,500,000.

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

The leasing arrangements entered into by the Partnership with respect to its equipment generally provide for fixed or minimum rentals, and as such, provide reasonable assurance that all of the Partnership's operating needs, such as administrative costs and management fees, will be met in the foreseeable future.

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

         Such aircraft had been originally leased to Alaska Airlines, Inc. ("Alaska") through August 14, 1992. In connection with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Partnership paid Alaska approximately $647,000 to reflect the value associated with such attributes. Such amount has been reflected on the balance sheets on a gross basis, net of amortization, at September 30, 1997 and December 31, 1996, as Deferred Costs and will be amortized over the term of the lease renewal with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of September 30, 1997, the remaining balance of credit to be applied by Continental towards such modifications costs was $100,000 and was included on the balance sheets as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to the aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any Lessor Financing Credits through monthly payments which will be amortized at the rate of 9.31% per annum over 36 months. Through September 30, 1997, the Partnership had provided financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at September 30, 1997 as Note Receivable. At September 30, 1997, the net carrying value of both aircraft aggregated approximately $7,403,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods).

(ii) On November 30, 1994, the leases with Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment for the initial lease term. Southwest and the Partnership agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. On November 30, 1995, the extensions with Southwest were scheduled to expire in accordance with their terms, and Southwest and the Partnership agreed to extend the leases for two additional years at 125% of the then current lease rate. At September 30, 1997, the net carrying value of the Southwest Aircraft aggregated approximately $2,464,000 (net of allowances for equipment impairment aggregating $10,400,000 previously provided).

As of September 30, 1997, the Partnership remained the owner of four aircraft and related engines as well as two additional aircraft engines, which in the aggregate represented substantially all of its remaining equipment, on an original cost basis. Such foregoing aircraft and engines had an original cost of approximately $56,820,000 (net carrying value of approximately $9,867,000). All associated nonrecourse debt related to the aircraft has been repaid. At September 30, 1997, the Partnership remained the owner of equipment with an original cost of approximately $57,013,000 of which approximately $4,376,000 is off-lease and approximately $194,000 is leased on a month-to-month basis (both on an original cost basis).

On December 5, 1997, the leases of the Southwest Aircraft are scheduled to expire in accordance with their terms, but the Partnership has agreed to a short term extension of such leases to facilitate the orderly return of the aircraft. The Partnership is currently investigating remarketing opportunities for the Southwest Aircraft. There can be no assurance that the Partnership will be successful with respect to its remarketing activities. The Partnership will continue with its efforts to maximize the value of its remaining equipment portfolio. The Partnership's anticipated cash from operations after deducting operating expenses for the remainder of 1997, based on firm term leases in place, is not sufficient to maintain previous distribution levels. Distribution levels will fluctuate based upon remarketing success of the Partnership's equipment including any proceeds generated by the sale of significant assets (such as aircraft) and requirements for operating reserves, if any.

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

In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone, other than legal fees, are paid by the Managing General Partner. The agreement with Fieldstone was scheduled to terminate November 3, 1997. Equipment Management and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services in respect of the Partnership pending the conclusion of such negotiation.

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

Results of Operations

Net income decreased for the quarter but increased for the nine months ended September 30, 1997 as compared to the quarter and nine months ended September 30, 1996, as the reduction in revenue was more than offset by the overall reduction in expenses. Additionally, there were no dispositions of equipment during the quarter and nine months ended September 30, 1997, as compared to dispositions that generated losses for the nine months in the corresponding periods of the prior year.

Revenues decreased overall for the quarter and nine months ended September 30, 1997 compared to the corresponding periods of the prior year. Rental income decreased due to the expiration of certain leases in accordance with the original terms of such leases subsequent to the prior year's periods.

Interest income on finance leases was eliminated due to the expiration of all leases in accordance with the original lease terms and sale of equipment subsequent to the prior year's periods.

Expenses decreased overall for the quarter and nine months ended September 30, 1997 as compared to the corresponding periods of the prior year as follows:

Depreciation expense decreased due to the elimination of depreciation expense resulting from the disposition or sale of certain equipment during or subsequent to the prior year's period, as well as to the fact that certain equipment was fully depreciated during or prior to the current year's period. There was no provision for equipment impairment recorded in the current nine-month period as compared to an impairment of $50,000 in the prior year's nine month period. There were no dispositions of equipment in the current nine-month period as compared to a net loss of approximately $47,000 on the disposition of equipment in the prior year's nine-month period;

Fees to affiliates decreased due to the decrease in partnership management fees which are based on distributions to partners;

Interest expense was eliminated due to the repayment of the principal balance on Air Mike rent credits subsequent to the prior year's period;

General and administrative expenses decreased for the quarter and nine months ended September 30, 1997 due to decreases in reimbursable expenses to Wexford and legal fees.

This general decrease in expenses was offset slightly by an increase in operating expenses due to an increase in administrative fees relating to the Air Mike Leases.

PART II - OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: None.

(b)      Reports on Form 8-K:

         Current reports on Form 8-K dated July 25,  1997 and August 28, 1997.

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


                                        National Lease Income Fund 6 L.P.
                                 By:    ALI Equipment Management Corp.
                                        Managing General Partner


                                        /s/Richard Sabella
                                        ------------------
                                        Richard Sabella
                                        President





                                        /s/Kevin Reardon
                                        ----------------
                                        Kevin Reardon
                                        Vice President, Treasurer and Secretary
                                        (Chief Accounting Officer)

 Date: November 19, 1997