Form 10-K
period 1997-12-31
NATIONAL LEASE INCOME FUND 6 LP
filed 1998-03-31
CIK 799034

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
For the Fiscal Year Ended                                        Commission File
December 31, 1997                                                Number 0-15643

                        NATIONAL LEASE INCOME FUND 6 L.P.
             (Exact name of registrant as specified in its charter)

        Delaware                                       13-3275922
(State or other jurisdiction                         (IRS Employer
of incorporation or organization                     Identification Number)

411 West Putnam Avenue, Greenwich, CT                     06830
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
area code                                              203-862-7444

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

Through November 2, 1994, the Managing General Partner and the Corporate General Partner were wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Managing General Partner and the Corporate General Partner was purchased by Presidio Capital Corp. ("Presidio"). As of February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, replaced Z Square G Partners II as the Associate General Partner. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the General Partners. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. Presidio was also party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of the General Partners.

On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the General Partners and Registrant. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignations. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

In an offering which terminated on June 30, 1988, Registrant sold 300,000 units of limited partnership interest (the "Units") for gross proceeds aggregating $150,000,000. As of December 31, 1988, substantially all of the net proceeds available for investment had been invested in equipment. Reference is made to the Prospectus of Registrant, dated December 31, 1986, as supplemented by supplements dated March 13, 1987, July 6, 1987, September 1, 1987, November 30, 1987, March 25, 1988 and May 16, 1988 (the "Prospectus"). The Prospectus is incorporated herein by reference (see Exhibit 28).

Registrant owns and leases to third parties equipment manufactured by non-affiliated companies. The original equipment owned by Registrant, consisting of aircraft and related aircraft engines, equipment for management information systems, motor coaches and telecommunication switching equipment, was originally leased to various lessees for periods of 36 to 96 months. As of December 31,

1997, Registrant had acquired equipment at a cost of approximately $189,236,000 (of which approximately $24,264,000 had been originally accounted for as financing leases for financial statement purposes) (all inclusive of acquisition fees and expenses), of which approximately $131,625,000 of the purchase prices represented the investment of the original net offering proceeds, approximately $39,229,000 was provided by nonrecourse financing and approximately $18,382,000 was provided from cash from operations and cash from sales generated in excess of distributions through 1997. As of December 31, 1997, Registrant had sold or disposed of equipment with an original cost of approximately $137,725,000 (of which approximately $24,264,000 had been originally accounted for as financing leases).

In May 1992, the Board of Directors of the Managing General Partner of Registrant decided to discontinue reinvestment in additional equipment and to distribute cash from operations and sales not required as reserves commencing with the quarter ended June 30, 1992. This was due to the lower cash flow level caused by the continued decline in interest rates and the corresponding decline in lease rates, compounded by higher than anticipated technological obsolescence resulting in lower residual values, as well as by the weakness in the airline industry resulting in financial difficulties for various lessees and a decline in the value of all of Registrant's aircraft. Acquisitions during the years ended December 31, 1997, 1996 and 1995 were made to satisfy prior purchase commitments, including modifications made to certain aircraft and upgrades to equipment currently on lease.

At January 1, 1997, Registrant's remaining portfolio consisted of equipment with an original cost of approximately $57,013,000 (net carrying value of approximately $11,477,000), of which approximately $4,440,000 (fully depreciated at January 1, 1997) was off-lease and equipment with an original cost of approximately $194,000 (fully depreciated at January 1, 1997) was leased on a month-to-month basis.

During the year ended December 31, 1997, Registrant sold or disposed of equipment originally purchased for prices aggregating approximately $2,600,000 and which had a zero net carrying value at the time of disposition (net of allowances for equipment impairment aggregating approximately $1,452,000 provided in prior years with respect to such equipment), for net sale proceeds of approximately $10,600, or approximately $.03 per Unit. Additionally, Registrant generated distributable cash from operations of approximately $4,183,000, or approximately $13.80 per Unit, during 1997. Registrant made cash distributions of $2.30 per Unit during 1997.

Registrant's remaining portfolio consists of four aircraft, one of which was returned in January 1998, one which lease is scheduled to expire in June 1998 and two which leases are scheduled to expire in December 1998.

At December 31, 1997, equipment with an original cost of approximately $54,413,000 (net carrying value of approximately $9,680,000) remained in Registrant's portfolio, of which approximately $52,444,000 (net carrying value of approximately $9,680,000, was generating rentals of approximately $239,000 per month. As of December 31, 1997, Registrant was the owner of four aircraft and related engines as well as one additional aircraft engine and components, which in the aggregate represented 100% of its remaining equipment on an original cost basis. Included within the foregoing equipment are two Rolls Royce engines (the "Hawaiian Engines") that had previously been leased to Hawaiian Airlines, Inc. ("Hawaiian") with an original purchase cost of approximately $1,969,000 (at December 31, 1997, the Hawaiian Engines were fully depreciated) which are currently off-lease.

In November 1997, Registrant sold certain engine components to an unaffiliated third party for net sale proceeds aggregating $6,737. Such equipment, net of allowances for equipment impairment aggregating $1,427,250 previously provided, has a zero carrying value when sold.

Description of Business

See the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES, which is incorporated herein by reference, for a description of the business of Registrant.

Registrant's revenues from equipment are derived primarily from lease payments from lessees. None of such lessees are affiliated with Registrant. During 1997, lease payments from the following lessees were the source of 10% or more of Registrant's leasing revenues: Continental Micronesia, Inc. ("Air Micronesia") (58%) and Southwest Airlines Co. ("Southwest") (42%).

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

Registrant has encountered competition in attempting to re-lease its aircraft as they have come off-lease due to a surplus in the market of narrow-body aircraft similar to the four aircraft owned by Registrant. The substantial costs required to maintain and bring used aircraft into compliance with United States Federal Aviation Administration ("FAA") noise and maintenance requirements are the primary factors which have adversely affected the narrow body aircraft market. In addition, in re-leasing aircraft, Registrant's aircraft will also have to compete with newer, more fuel efficient aircraft which comply with the FAA noise requirements. Registrant also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft of the types owned by Registrant.

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

Employees

Registrant does not have any employees. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant. NorthStar Presidio also performs similar services for other affiliates of the Managing General Partner. Integrated Resources Equipment Group, Inc. ("IREG"), an indirect subsidiary of Presidio, manages Registrant's equipment portfolio pursuant to a management agreement. See Item 10, "Directors and Executive
Officers of Registrant", Item 11, "Executive Compensation", and Item 13, "Certain Relationships and Related Transactions".

In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to Registrant as well as certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by the Managing General Partner. The agreement with Fieldstone was scheduled to expired on November 3, 1997. The Managing General Partner and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services with respect to Registrant pending the conclusion of such negotiation.

Foreign Operations

Registrant owns two aircraft which are currently being operated by Air Micronesia in Southeast Asia. (See Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").


Item 2.           Properties

The following table sets forth the equipment owned by Registrant as of March 1, 1998 (see "General" under Item 1 hereof):


 Type of Equipment (A)            Date of Purchase               Type of Ownership or Interest
 ---------------------            ----------------               -----------------------------
One Rolls Royce Aircraft Engine   September 30, 1987         Full ownership, not subject to any lien.
and Components

Two Boeing 727-227 Aircraft       July 1987                  Full ownership, not subject to any lien.

Two Boeing 737-200 Aircraft       February 28, 1989          Full ownership, not subject to any lien.

 (A) See Item 1, "Business", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplemental Data" for information regarding such engine and components.


Item 3.           Legal Proceedings

None



Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II


Item 5.           Market for Registrant's Common Equity and
                 Related Stockholder Matters.

There is no developed public market for the Units of Registrant.

As of March 1, 1998, there were approximately 10,200 record holders of Units of Registrant, owning an aggregate of 300,005 Units.

During the past two years, Registrant made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

   Distribution with respect
   to Quarter Ended                        Amount of Distribution Per Unit(1)
   ----------------                        ----------------------------------
                                               1997                  1996
   March 31                               $        2.30         $        2.50
   June 30                                $        -            $        2.35
   September 30                           $        -            $        2.50
   December 31                            $        -            $        2.50


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

Item 6.           Selected Financial Data

                                                                  Year ended December 31,

                                        1997              1996             1995              1994              1993
                                ---------------  ----------------   --------------    --------------   ----------------
Revenues (1)                    $     3,069,420  $      3,274,777   $    4,794,552    $   10,230,235   $     12,557,663
Net Income (Loss)
    (1) (2) (3) (4)             $       640,155  $        235,176   $    1,732,664    $    2,258,086   $     (5,791,665)
Net income (Loss)
    Per Unit (1) (2) (3) (4)    $          2.11  $           .78    $         5.72    $         7.45   $         (19.11)
Distribution Per Unit           $          2.30  $          9.85    $        36.00    $        19.50   $          30.00
Total Assets                    $    14,617,887  $     15,492,237   $   19,014,283    $   29,268,853   $     37,307,008
Long-Term Obligations           $          -     $           -      $         -       $         -      $      3,725,300
Total Partners' Equity          $    14,328,029  $     14,384,855   $   17,134,577    $   26,311,188   $     29,962,292


(1)      Included in these amounts are $198,047,  $218,863,  $380,660,  $225,255 and $138,460 of interest income from short-term investments for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. Additionally, revenues include interest income from leases accounted for under the financing method of $776, $43,006, $251,463 and $405,470, for the years ended December 31, 1996, 1995, 1994 and 1993, respectively. Such amounts are included in Net Income (Loss).

(2) Reflected in such amounts are provisions for equipment impairments aggregating $50,000, $8,000, $1,740,000 and $11,805,000, for the years ended December 31, 1996, 1995, 1994 and 1993, respectively, with respect to certain equipment.

(3) Included in such amounts are gains (losses) on the disposition of equipment of $10,597, $(46,643), $562,932, $54,420 and $248,275 for the
         years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. Additionally, the Registrant realized a gain from the sale of the marketable securities of $398,377 for the year ended December 31, 1995.

(4) Included in such amounts are provisions for doubtful accounts of $202,626 and $994,660 for the years ended December 31, 1994 and 1993, respectively. In addition, included in such amounts is other income relating to net proceeds, received as a result of a bankruptcy settlement, of $1,770,419 for the year ended December 31, 1993.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

In May 1992, the Board of Directors of the Managing General Partner decided that it was in the best interest of Registrant and its investors to terminate Registrant's policy of reinvesting in additional equipment and to distribute thereafter cash from operations and sales not required as reserves, commencing with the quarter ended June 30, 1992. This was due to the lower cash flow level caused by the decline in lease rates compounded by higher than anticipated technological obsolescence resulting in lower residual values, as well as by the weakness in the airline industry resulting in financial difficulties for various lessees and a decline in the value of all of Registrant's aircraft. Acquisitions during the years ended December 31, 1996 and 1995 were made to satisfy prior purchase commitments, including modifications made to certain aircraft and upgrades to equipment currently on lease.

The leasing arrangements entered into by Registrant with respect to its equipment generally provide for fixed or minimum rentals, and as such, provide reasonable assurance that all of Registrant's operating needs, such as administrative costs and management fees, will be met in the foreseeable future.

During 1997, Registrant generated distributable cash from operations of approximately $4,183,000 or approximately $ 13.80 per Unit and distributable cash from sales of approximately $10,600 or approximately $.03 per Unit.
Registrant made cash distributions to limited partners in 1997 of $2.30 per Unit, which was consistent with the May 1992 decision to distribute all cash generated not required for reserves. As of December 31, 1997, Registrant had operating reserves of approximately $4,536,000 (or approximately $14.97 per Unit) which was comprised of undistributed cash from operations and sales of approximately $3,036,000, as well as the original working capital of $1,500,000 (1% of original offering proceeds). Although expense levels have been reduced, Registrant anticipates that most of its future administrative expenses (i.e., accounting and investor services including printing) are fixed and thus will not decrease significantly during Registrant's future operating periods. Other expenses such as insurance and fees to affiliates will decline during such period.

During 1998, excluding rents on a month-to-month basis and future renewals, Registrant anticipates receiving approximately $1,962,000 of rentals generated by non-cancelable leases accounted for as operating leases which represents approximately $6.48 per Unit. The foregoing per Unit amount does not reflect deductions for operating expenses and is not sufficient to maintain previous distribution levels. Distribution levels may fluctuate based upon remarketing success, the proceeds generated by the sales of significant assets (such as aircraft) and requirements for operating reserves, if any. Of the foregoing rentals, approximately $1,962,000 is associated with leases with firm terms ending in 1998. Additionally, equipment with an original cost of approximately $1,969,000 was off-lease (fully depreciated at December 31, 1997).

Set forth below is a description of various transactions which have impacted the liquidity of Registrant during 1997 and 1996:

(i) The Registrant anticipates that it will encounter competition in attempting to sell the Hawaiian Engines due to their condition as well as due to a surplus in the market with respect to such engines. In November 1997, Registrant sold certain engine components to an unaffiliated third party for net sale proceeds aggregating $6,737. Such equipment, net of allowances for equipment impairment aggregating $1,427,250 previously provided, has a zero carrying value when sold.

         At December 31, 1997, the Hawaiian Engines (net of allowances for equipment impairment aggregating $1,167,750 previously provided) were fully depreciated.

(ii) On March 31, 1993, the Registrant leased two Boeing 727-227 Advance aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Such aircraft had been originally leased to Alaska Airlines, Inc. ("Alaska") through August 14, 1992. In conjunction with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Registrant paid Alaska approximately $647,000 to reflect the enhanced value of the aircraft. Such amount has been reflected on the balance sheets on a gross basis, net of amortization, at December 31, 1997 and 1996, as Deferred Costs and will be amortized over the term of the lease renewal with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Registrant through the application of rental credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of December 31, 1997, the remaining balance of credits to be applied by Continental towards such modification costs was approximately $100,000 and is included on the balance sheets as Deferred Aircraft Upgrade Payable.

         In addition, Continental has made certain other modifications to the aircraft which the Registrant has agreed to provide financing for through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee is currently repaying Lessor Financing Credits through monthly payments which are being amortized at the rate of 9.31% per annum over 36 months. Through December 31, 1997, the Registrant had provided financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, was reflected on the balance sheet at December 31, 1997 as Note Receivable.

         At December 31, 1997, the net carrying value of both aircraft aggregated approximately $7,216,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods).

(iii) On November 30, 1994, the leases with Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment for the initial lease term. Southwest and the Registrant agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. On November 30, 1995, the extension with Southwest was scheduled to expire in accordance with its terms, and Southwest and the Registrant agreed to extend the leases for two additional years at 125% of the current lease rate. Registrant and Southwest have agreed to a short term extension of the leases to facilitate the return of the aircraft. In January 1998, one of the aircraft was returned and the second is scheduled to be returned in June 1998. Registrant is actively remarketing the aircraft. At December 31, 1997, the net carrying value of the Southwest Aircraft aggregated approximately $2,464,000 (net of allowances for equipment impairment aggregating of $10,400,000 previously provided).

As of December 31, 1997, Registrant was the owner of four aircraft and related engines as well as one additional aircraft engine and components, which in the aggregate represented 100% of its remaining equipment, on an original cost basis. Such aircraft and engine had an original cost of approximately $54,413,000 (net carrying value of approximately $9,679,000). All associated nonrecourse debt related to the aircraft has been repaid.

The substantial costs required to maintain and bring used aircraft into compliance with FAA noise and maintenance requirements are the primary factors which have adversely affected the narrow body aircraft market. Registrant has encountered competition in attempting to re-lease its aircraft as they have come off lease due to a surplus in the market of narrow-body aircraft similar to four of the aircraft owned by Registrant. Additionally, there is competition from newer and more fuel efficient aircraft, which comply with the FAA noise requirements. Registrant also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft.

As Registrant's aircraft come off-lease, Registrant may need to use a portion of its operating reserves and/or its cash flow, which would otherwise be available for distribution, to upgrade or enhance these aircraft if Registrant determines that such expenditures are in its best interest in order to maximize the remarketing value. Registrant is currently evaluating strategies, including potential engine upgrades to conform to regulations covering maintenance and upgrading of aging aircraft. Registrant's ability to make distributions will be impacted by its obligation to pay such costs.

During 1997, Registrant sold or disposed of equipment originally purchased for prices aggregating approximately $2,600,000 and which had a zero net carrying value at the time of disposition (net of allowances for equipment impairment aggregating approximately $1,452,000 provided with respect to such equipment) for net sale proceeds of approximately $10,600, or approximately $.03 per Unit.

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

Year 2000

Costs associated with the year 2000 conversion are not expected to have any impact on the Registrant's operations.

Results of Operations - 1997 as Compared to 1996

Rental revenues decreased by approximately 6% for the year ended December 31, 1997 as compared to the year ended December 31, 1996, due to the expiration of certain leases in accordance with the original terms of such leases, as well as the sale or disposition of certain equipment during 1996 and 1997.

Interest income decreased by approximately 10% for 1997, as compared to 43% for 1996, primarily because of lower balances available for investment in 1997 and decreased payments by Air Mike with regard to certain loans as discussed previously.

Operating expenses increased by approximately 8% for 1997 as compared to 1996, due to the increase in expenses relating to the return of the Southwest Aircraft.

Fees to affiliates decreased by approximately 35% for 1997 as compared to 34% for 1996, due primarily to a decrease in equipment management fees resulting from the reduction in rentals (which include operating and financing leases) on which such fees are based.

Depreciation expense decreased by approximately 19% for 1997 as compared to 27% for 1996, due to the disposition or sale of certain equipment during and subsequent to 1996, as well as to the fact that certain equipment was fully depreciated during or prior to 1997.

Additionally, Registrant did not provide allowances for equipment in 1997 as compared to providing a provision of $50,000 in 1996, to recognize the loss in value of certain telephone equipment and equipment for management information systems.

General and administrative expenses increased 4% for 1997 as compared to a decrease of 16% for the 1996, primarily due to an increase in legal fees.

Registrant did not incur any interest expense for 1997 as compared to a decrease of 82% for 1996, due to the reduction of financed rent credits given to Air Mike in 1996.

Registrant recognized aggregate net gains of approximately $11,000 for 1997 and aggregate net losses of approximately $47,000 for 1996, in connection with its sales of equipment. During 1997, Registrant sold equipment which it had originally purchased for purchase prices aggregating approximately $2,600,000 inclusive of associated acquisition fees, for net sales proceeds aggregating approximately $10,600.

The principal reasons for the change in Registrant's net income of approximately $640,000 recognized for 1997 as compared to the net income of approximately $235,000 recognized for 1996 are:

(i) the reduction in rental revenue, approximately $2,876,000 for 1997 compared to approximately $3,052,000 for 1996, as well as a reduction on interest income recognized of approximately $198,000 for 1997 as compared with approximately $219,000 for 1996; and

(ii) the decrease with regard to (losses) gains on the sale of equipment, approximately $11,000 for 1997 compared to a loss of approximately $(47,000) for 1996; offset by

(iii) the decrease in depreciation, fees to affiliates, interest expense and equipment impairment expense offset by an increase in general and administrative and operating expenses.

Results of Operations - 1996 as Compared to 1995

Rental revenues decreased by approximately 30% for the year ended December 31, 1996 as compared to the year ended December 31, 1995, due to the expiration of certain leases in accordance with the original terms of such leases (some of which were renewed at lower lease rates in accordance with current market conditions), as well as to the sale or disposition of certain equipment during 1995 and 1996.

Interest income decreased by approximately 43% for 1996, as compared to 1995, primarily because of higher balances available for investment in 1995 and decreased payments by Air Mike with regard to certain loans as discussed previously.

Interest income on financing leases decreased by approximately 98% for 1996 as compared to 1995 due to the expiration of all such leases in accordance with their original terms subsequent to 1995.

Operating expenses decreased by approximately 15% for 1996 as compared to 1995, due to the increase in expenses relating to the return and storage of two Shorts 360 Aircraft in 1995. These Aircraft were sold in April 1995.

Fees to affiliates decreased by approximately 34% for 1996 as compared to 1995, due primarily to a decrease in equipment management fees resulting from the reduction in rentals (which include operating and financing leases) on which such fees are based.

Depreciation expense decreased by approximately 27% for 1996 as compared to 1995, due to the disposition or sale of certain equipment during 1995 and 1996, as well as to the fact that certain equipment was fully depreciated during or prior to 1996.

Additionally, Registrant provided allowances for equipment aggregating $50,000 and $8,000 for 1996 and 1995, respectively, to recognize the loss in value of certain telephone equipment and equipment for management information systems.

General and administrative expenses decreased 16% for 1996 as compared to 1995, primarily due to a decrease in reimbursements due to less personnel.

Interest expense decreased by approximately 82% for 1996 as compared to 1995, due to the reduction of financed rent credits given to Air Mike in 1996.

Realized gain on the sale of marketable securities was approximately $398,000 in 1995. The gain represents the settlement of general unsecured claims the Registrant had against Hawaiian Airlines. Hawaiian issued the Registrant approximately 86,000 shares of Class A Common stock in the reorganized Hawaiian Airlines.

Registrant recognized aggregate net (loss)/gains of approximately $(47,000) and $563,000 for 1996 and 1995, respectively, in connection with its sales of equipment. During 1996, Registrant sold equipment which it had originally purchased for purchase prices aggregating approximately $2,384,000 (of which approximately $413,000 had been accounted for as financing leases) inclusive of associated acquisition fees, for sales proceeds aggregating approximately $249,000.

The principal reasons for the change in Registrant's net income of approximately $235,000 recognized for 1996 as compared to the net income of approximately $1,733,000 recognized for 1995 are:

(i) the reduction in rental revenue, approximately $3,052,000 for 1996 compared to approximately $4,366,000 for 1995, as well as a reduction on interest income recognized of approximately $219,000 for 1996 as compared with approximately $381,000 for 1995; and

(ii) the decrease with regard to (losses) gains on the sale of equipment, approximately $(47,000) for 1996 compared to approximately $563,000 for 1995, and approximately $398,000 recognized in 1995 for the gain on sale of marketable securities with regard to the settlement of the unsecured Hawaiian claims; offset by

(iii)    the  decrease  in  depreciation,   fees  to  affiliates,   general  and
         administrative interest expense and operating expense, offset by an increase in equipment impairment expense.

Item 8.           Financial Statements and Supplemental Data.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                      INDEX




Independent Auditor's Report

Financial statements - years ended
  December 31, 1997, 1996 and 1995

      Balance sheets
      Statements of income
      Statement of partners' equity
      Statements of cash flows
      Notes to financial statements

Schedule:

       II -- Valuation and Qualifying Accounts

All other schedules have been omitted because they are inapplicable or because they are included in the financial statements or notes thereto.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

To the Partners of
National Lease Income Fund 6 L.P.
Greenwich, Connecticut

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of National Lease Income Fund 6 L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Lease Income Fund 6 L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/Hays & Company
-----------------
Hays & Company


February 16, 1998
New York, New York

                                NATIONAL LEASE INCOME FUND 6 L.P.

                                          BALANCE SHEETS

                                                                              December 31,
                                                                      ---------------------------
                                                                          1997            1996
                                                                      -----------     -----------
ASSETS

     Leased equipment - net .....................................     $ 9,679,601     $11,477,127
     Equipment held for lease or sale - net .....................            --              --
     Cash and cash equivalents ..................................       4,796,456       3,481,745
     Deferred costs .............................................         112,161         224,677
     Other receivables and prepaid expenses .....................          26,188          34,612
     Note receivable ............................................           3,481         271,288
     Accounts receivable ........................................            --             2,788
                                                                      -----------     -----------

                                                                      $14,617,887     $15,492,237
                                                                      ===========     ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Deferred aircraft upgrade payable ..........................     $   100,000     $   100,000
     Accounts payable and accrued expenses ......................         120,608         109,017
     Deferred income ............................................          69,250          69,250
     Distributions payable ......................................            --           757,588
     Due to affiliates ..........................................            --            71,527
                                                                      -----------     -----------

        Total liabilities .......................................         289,858       1,107,382
                                                                      -----------     -----------

Commitments and contingencies (Note 3, 4, 5, 6, 9 and 14)

Partners' equity
     Limited partners' equity (as restated) (300,005 units issued
        and outstanding) ........................................      14,174,898      14,231,157
     General partners' equity (as restated) .....................         153,131         153,698
                                                                      -----------     -----------

        Total partners' equity ..................................      14,328,029      14,384,855
                                                                      -----------     -----------

                                                                      $14,617,887     $15,492,237
                                                                      ===========     ===========

See notes to financial statements.

                                 NATIONAL LEASE INCOME FUND 6 L.P.

                                        STATEMENTS OF INCOME


                                                               Year ended December 31,
                                                     ---------------------------------------------
                                                         1997             1996             1995
                                                     -----------      -----------      -----------
Revenues
     Rental ....................................     $ 2,875,508      $ 3,051,681      $ 4,366,436
     Interest
        Other ..................................         198,047          218,863          380,660
        Financing leases .......................            --                776           43,006
     Other .....................................          (4,135)           3,457            4,450
                                                     -----------      -----------      -----------

                                                       3,069,420        3,274,777        4,794,552
                                                     -----------      -----------      -----------
Costs and expenses
     Depreciation ..............................       1,797,526        2,226,515        3,041,304
     General and administrative ................         237,974          229,571          271,718
     Operating .................................         231,105          213,307          251,914
     Fees to affiliates ........................         173,257          265,386          403,747
     Interest ..................................            --              8,179           46,514
     Provision for equipment impairment ........            --             50,000            8,000
                                                     -----------      -----------      -----------

                                                       2,439,862        2,992,958        4,023,197
                                                     -----------      -----------      -----------

                                                         629,558          281,819          771,355
                                                     -----------      -----------      -----------

Gain (loss) on sale of equipment - net .........          10,597          (46,643)         562,932
Realized gain from sale of marketable securities            --               --            398,377
                                                     -----------      -----------      -----------

                                                          10,597          (46,643)         961,309
                                                     -----------      -----------      -----------

Net income .....................................     $   640,155      $   235,176      $ 1,732,664
                                                     ===========      ===========      ===========

Net income attributable to
     Limited partners ..........................     $   633,753      $   232,824      $ 1,715,337
     General partners ..........................           6,402            2,352           17,327
                                                     -----------      -----------      -----------

                                                     $   640,155      $   235,176      $ 1,732,664
                                                     ===========      ===========      ===========
Net income per unit of limited partnership
     interest (300,005 units outstanding) ......     $      2.11      $       .78      $      5.72
                                                     ===========      ===========      ===========

See notes to financial statements.

                                 NATIONAL LEASE INCOME FUND 6 L.P.

                                   STATEMENT OF PARTNERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                     Limited           General           Total
                                                    Partners'          Partners'        Partners'
                                                     Equity             Equity           Equity
                                                  ------------      ------------      ------------

Balance, January 1, 1995 ....................     $ 27,538,250      $ (1,227,062)     $ 26,311,188

Reallocation of partners' equity (Note 7) ...       (1,500,025)        1,500,025              --
                                                  ------------      ------------      ------------

Balance, January 1, 1995 (as restated) ......       26,038,225           272,963        26,311,188

Net income - 1995 ...........................        1,715,337            17,327         1,732,664

Distributions to partners ($36.00 per limited
     partnership unit) ......................      (10,800,180)         (109,095)      (10,909,275)
                                                  ------------      ------------      ------------

Balance, December 31, 1995 (as restated) ....       16,953,382           181,195        17,134,577

Net income - 1996 ...........................          232,824             2,352           235,176

Distributions to partners ($9.85 per limited
     partnership unit) ......................       (2,955,049)          (29,849)       (2,984,898)
                                                  ------------      ------------      ------------

Balance, December 31, 1996 (as restated) ....       14,231,157           153,698        14,384,855

Net income - 1997 ...........................          633,753             6,402           640,155

Distributions to partners ($2.30 per limited
     partnership unit) ......................         (690,012)           (6,969)         (696,981)
                                                  ------------      ------------      ------------

Balance, December 31, 1997 ..................     $ 14,174,898      $    153,131      $ 14,328,029
                                                  ============      ============      ============

See notes to financial statements.

                                       NATIONAL LEASE INCOME FUND 6 L.P.

                                            STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                              ------------------------------------------------
                                                                   1997              1996              1995
                                                              ------------      ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income .........................................     $    640,155      $    235,176      $  1,732,664
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation ....................................        1,797,526         2,226,515         3,041,304
        Amortization of deferred costs ..................          112,516           112,516           112,516
        (Gain) loss on sale of equipment - net ..........          (10,597)           46,643          (562,932)
        Realized gain from sale of marketable securities              --                --            (398,377)
        Provision for equipment impairment ..............             --              50,000             8,000
     Changes in assets and liabilities
        Other receivables and prepaid expenses ..........            8,424            (3,507)          (15,779)
        Accounts receivable .............................            2,788             3,840           294,843
        Accounts payable and accrued expenses ...........           11,591              (748)          (40,911)
        Deferred income .................................             --             (41,603)           41,603
        Due to affiliates ...............................          (71,527)           47,786             6,813
        Accrued interest payable ........................             --                --            (169,524)
                                                              ------------      ------------      ------------
                Net cash provided by operating activities        2,490,876         2,676,618         4,050,220
                                                              ------------      ------------      ------------
Cash flows from investing activities
     Purchase of leased equipment - upgrades ............             --            (261,539)         (550,052)
     Proceeds from disposition of leased equipment ......           10,597           249,161         6,550,722
     Note receivable collections ........................          267,807           499,496           352,893
     Minimum lease payments received on financing
        leases, net of interest earned ..................             --               8,300           241,170
     Other non-operating payments .......................             --             (61,667)          (62,852)
     Proceeds from sale of marketable securities ........             --                --             398,377
                                                              ------------      ------------      ------------
                Net cash provided by investing activities          278,404           433,751         6,930,258
                                                              ------------      ------------      ------------
Cash flows from financing activities
     Distributions to partners ..........................       (1,454,569)       (3,439,451)      (11,212,304)
                                                              ------------      ------------      ------------
Net increase (decrease) in cash and
     cash equivalents ...................................        1,314,711          (329,082)         (231,826)
Cash and cash equivalents, beginning of year ............        3,481,745         3,810,827         4,042,653
                                                              ------------      ------------      ------------
Cash and cash equivalents, end of year ..................     $  4,796,456      $  3,481,745      $  3,810,827
                                                              ============      ============      ============

Supplemental disclosure of cash flow information
     Interest paid ......................................     $       --        $      8,179      $    216,038
                                                              ============      ============      ============

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

      Acquisitions of equipment during the years ended December 31, 1996 and 1995 were made to satisfy prior purchase commitments including modifications made to certain aircraft and upgrades to equipment currently on lease.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

      Net income and distributions per unit of limited partnership interest

      Net income and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (300,005) during the year.

      Income taxes

      No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

      The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income, which changes could effect the income tax liability of the individual partners.

      Reclassifications

      Certain reclassifications have been made to the financial statements shown
      for  the  prior  years  in  order  to  conform  to  the   current   year's
      classifications.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

      Recently issued accounting pronouncements

      The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings Per Share" established standards for computing and presenting earnings per share, and became effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" established standards for disclosing information about an entity's capital structure, and became effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

      Management of the Partnership does not believe that these new standards have, or will have a material effect on the Partnership's reported operating results, per unit amounts, financial position or cash flows.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

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

      Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the general partners. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the general partners. Presidio was also a party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of the General Partners.

      On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the general partner and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

      Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the general partners tendered their resignations. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the general partners.

      Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

      The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of gross rental revenues if services are performed by third parties under the active supervision of IREG as defined in the Limited Partnership Agreement. During the years ended December 31, 1997, 1996 and 1995, the Partnership incurred expenses of $144,257, $149,445 and $208,747, respectively, for such management services.

      During the operating and liquidating stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to possible increase after the limited partners have received certain specified minimum returns on their investment. For the years ended
      December 31, 1997, 1996 and 1995, the Partnership incurred partnership management fees of $29,000, $115,941 and $195,000, respectively. Such amounts are included in fees to affiliates in the statements of income.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

      In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone are paid by Equipment Management. The agreement with Fieldstone was scheduled to expire on November 3, 1997. Equipment Management and certain affiliates are currently negotiating a possible extension of the agreement. Fieldstone has indicated that it will continue to perform services with respect to the Partnership pending the conclusion of such negotiation.

4      LEASED EQUIPMENT

      Leased equipment is summarized as follows:

                                                             December 31,
                                                     ---------------------------
                                                         1997            1996
                                                     -----------     -----------
Transportation and related equipment (net of
  accumulated depreciation of $22,354,618
  and $20,557,076 and an allowance for
  equipment impairment of $20,409,450 and
  $20,409,450)..................................     $ 9,679,601     $11,477,127

Equipment for management information
  systems  (net of accumulated depreciation
  of $0 and $171,095 and an allowance for
   equipment impairment of $0 and $22,435) ......           --              --
                                                     -----------     -----------

                                                     $ 9,679,601     $11,477,127
                                                     ===========     ===========

         Leases on the Partnership's transportation equipment are scheduled to expire during 1998.

      Equipment held for lease or sale

      Equipment held for lease or sale consists of certain transportation equipment, with an aggregate net carrying value of $0 (net of accumulated depreciation of $801,450 and $1,781,000 and an allowance for equipment impairment of $1,167,750 and $2,595,000) at December 31, 1997 and 1996,
      respectively.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


5      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                        1997               1996
                                                     --------           --------
Professional fees ........................           $107,345           $ 84,378
Lease overpayments .......................              8,835               --
Operating expenses .......................              2,928             24,639
Sales and property taxes .................              1,500               --
                                                     --------           --------

                                                     $120,608           $109,017
                                                     ========           ========

6      DISTRIBUTIONS PAYABLE

      Distributions payable to partners represent distributable cash from operations and cash from sales, as defined in the Limited Partnership
      Agreement, for the fourth quarter of 1996. Distributions payable to limited partners was $2.50 per limited partnership unit and distributions payable to general partners aggregated $7,576 at December 31, 1996. There were no distributions declared during the fourth quarter of 1997.

7      PARTNERS' EQUITY

      The General Partners hold a 1% equity interest in the Partnership. At the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $1,500,025 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect this reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

                       NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

8      RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL
       STATEMENTS TO TAX BASIS

      A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                                  Year ended December 31,
                                                    ---------------------------------------------
                                                         1997             1996            1995
                                                    -----------      -----------      -----------
Net income per financial statements ...........     $   640,155      $   235,176      $ 1,732,664

 Difference between financial statements and tax
   basis treatment of advanced rental payments             --            (41,603)          41,603

 Difference between financial statements and tax
   basis of equipment sold or disposed of .....            --             67,088        2,306,854

 Provision for equipment impairment provided
   for financial statement purposes ...........            --             50,000            8,000

 Minimum lease payments received, net of
   income earned on leases accounted
   for under the financing method .............            --              8,300          241,170

Difference between advanced payments
   made over the amount recognized ratably
   over the respective periods for financial
   statements .................................         112,516          112,516          112,516

Tax depreciation in excess of financial
   statement depreciation .....................        (602,489)        (336,825)        (646,079)

Deficiency (excess) of income accruals
   over expense accruals ......................            --                (11)             798
                                                    -----------      -----------      -----------

Net income per tax basis ......................     $   150,182      $    94,641      $ 3,797,526
                                                    ===========      ===========      ===========

                      NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


8      RECONCILIATION OF NET INCOME AND NET ASSETS PER
       FINANCIAL STATEMENTS TO TAX BASIS (continued)

      The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                      December 31,
                                            ------------------------------
                                                1997               1996
                                            ------------      ------------
    Net assets per financial statements     $ 14,328,029      $ 14,384,855

    Net carrying value of equipment ...       (7,105,522)       (6,503,033)
    Syndication costs .................       16,875,000        16,875,000
    Advanced rental payments ..........           69,250            69,250
    Deferred costs ....................         (112,161)         (224,677)
                                            ------------      ------------

    Net assets per tax basis ..........     $ 24,054,596      $ 24,601,395
                                            ============      ============

9      MAJOR LESSEES

      Revenues from equipment leased to individual lessees, which generated 10% or more of rental revenues, are as follows:

                                                     Year ended December 31,
                                         ------------------------------------------
                                            1997            1996            1995
                                         ----------      ----------      ----------
Two Boeing 737-200 aircraft ........     $1,200,000      $1,200,000      $  980,000
    % of leasing revenues ..........             42%             39%             22%

One Boeing 737-200 aircraft ........     $     --        $     --        $1,079,000
    % of leasing revenues ..........             -%              -%              25%

Two Boeing 727-227 Advanced aircraft     $1,662,000      $1,662,000      $1,662,000
    % of leasing revenues ..........             58%             54%             38%


                      NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


10     BUSINESS SEGMENTS

      The Partnership leases certain equipment domestically and internationally. Below is a breakdown of the Partnership's equipment and operating results by geographic location:

                                                                   Year ended December 31,
                                 --------------------------------------------------------------------------------------
                                             1997                         1996                         1995
                                 --------------------------   --------------------------    ---------------------------
                                     United       Western         United        Western        United        Western
                                     States       Pacific         States        Pacific        States         Pacific
         Rental revenues         $  1,213,508   $ 1,662,000   $  1,389,681  $  1,662,000    $  2,704,436   $  1,662,000

         Net (loss) income       $    (78,349)  $   718,504   $   (499,448) $    734,624    $  1,132,344   $    600,320

         Leased equipment
          accounted for under
          the operating method   $  2,463,944   $ 7,215,657   $  3,513,607  $  7,963,520    $  5,255,356   $  8,711,414

11     EQUIPMENT SALES - 1995

      During the year ended December 31, 1995, the Partnership sold certain equipment for management information systems and telecommunication equipment (originally accounted for as operating and financing leases), which it had originally purchased for purchase prices aggregating $7,698,560 inclusive of associated acquisition fees to unaffiliated third parties, for an aggregate sales price of $2,134,973. Such equipment had net carrying values aggregating $1,775,400 (net of allowances for equipment impairment aggregating $407,000 previously provided with respect to such equipment) when sold.

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

                      NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


11     EQUIPMENT SALES - 1995 (continued)

      On July 31, 1995 the lease with Aloha Airlines, Inc. ("Aloha") for a Boeing 737-200 Advanced aircraft was scheduled to expire in accordance with its original terms. The Partnership and Aloha then entered into a short-term lease extension of a maximum of two and a half months terminating on October 15, 1995. During the lease extension Aloha paid rent on a utilization arrangement based on $225 per cycle with a monthly minimum of $53,500 and a monthly maximum of $90,000. The Partnership had the option to early terminate the lease. Aloha paid the Partnership a financial adjustment of $515,000 in lieu of existing return conditions provided for in the lease. Aloha has also made an additional payment of $15,000 for a damaged Auxiliary Power Unit. In September 1995, the Partnership sold the Aloha aircraft to an unaffiliated third party for net sales proceeds of $2,461,000. Such aircraft had a net carrying value aggregating approximately $2,719,000 (net of allowances for equipment impairment aggregating $3,500,000 previously provided) when sold.

12     EQUIPMENT SALES - 1996

      During the year ended December 31, 1996, the Partnership sold certain equipment for management information systems (originally accounted for as operating and financing leases), which it had originally purchased for purchase prices aggregating $2,384,124, inclusive of associated acquisition fees to unaffiliated third parties, for an aggregate sales price of $249,161. Such equipment had net carrying values aggregating $295,804 (net of allowances for equipment impairment aggregating $229,135 previously provided) when sold.

13     EQUIPMENT SALES - 1997


      In August 1997, the Partnership sold certain equipment for management information systems which it had originally purchased for purchase prices aggregating $3,096,362, inclusive of associated acquisition fees to unaffiliated third parties, for an aggregate sales price of $3,860. Such equipment had net carrying value of $0 (net of allowances for equipment impairment aggregating $22,435 previously provided) when sold.

      In November 1997, the Partnership sold certain engine components which it had originally purchased for a purchase price aggregating $2,406,000, inclusive of associated acquisition fees to unaffiliated third parties, for an aggregate sales price of $6,737. Such equipment had a net carrying value of $0 (net of allowances for equipment impairment aggregating $1,427,250 previously provided) when sold.

                      NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


14     COMMITMENTS AND CONTINGENCIES

      a     Hawaiian Airlines, Inc.

           During 1994, Hawaiian Airlines, Inc. ("Hawaiian") and the Partnership entered into an agreement to settle the Partnership's claims with respect to the two Rolls Royce aircraft engines (the "Hawaiian Engines") previously leased to Hawaiian. The Partnership filed its claims against Hawaiian due to substantial damage caused to the Hawaiian Engines during the periods the engines were leased to Hawaiian. Hawaiian has settled these claims through the issuance of Hawaiian stock to the Partnership. In June 1995, the Partnership received approximately 86,000 shares of Class A Common stock in Hawaiian, in consideration of its general unsecured claims. During 1995, the Partnership sold all of these shares for net proceeds aggregating $398,377.

           The Partnership anticipates it will encounter competition in attempting to sell the Hawaiian Engines due to their current condition and a surplus in the market with respect to such engines. In November 1997, the Partnership sold certain engine components to an unaffiliated third party for net sale proceeds aggregating $6,737. Such equipment, net of allowances for equipment impairment aggregating $1,427,250 previously provided, had a zero carrying value.

           At December 31, 1997 and 1996, the Hawaiian Engines (net of allowances for equipment impairment aggregating $1,167,750 in 1997 and $2,595,000 in 1996 provided in prior periods) were fully depreciated and are included in equipment held for sale or lease.

      b     Continental Micronesia, Inc.

           On August 14, 1992, the leases to Alaska Airlines, Inc. ("Alaska") of two Boeing 727-227 Advanced aircraft expired in accordance with their original terms. Upon the receipt of the final rental payment, the associated nonrecourse debt was repaid. In conjunction with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, and in accordance with such leases, the Partnership paid Alaska approximately $647,000 to reflect the enhanced value of the aircraft. Such amount is reflected on the balance sheets, net of accumulated amortization, as Deferred costs and are being amortized over the term of the lease renewal, as mentioned below. Upon delivery of such aircraft to a storage facility, but prior to remarketing the aircraft, the Partnership performed a boroscope inspection on the engines which revealed substantial damage to one of the engines. The Partnership and Alaska agreed to allocate the costs of such engine repairs and provide for equal sharing of disputed items, pursuant to which the Partnership paid $38,000 in January 1993 as its share of the total cost, with Alaska paying the balance of the repair costs.

                      NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

14     COMMITMENTS AND CONTINGENCIES (continued)

      b     Continental Micronesia, Inc. (continued)

           On March 31, 1993, the Partnership leased the two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases"). Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rent credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rent credits such that Continental will recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. The remaining balance of rent credits to be applied by Continental towards such modifications was $100,000 at December 31, 1997 and 1996, respectively.

           In addition, Continental has made certain other modifications to the aircraft. The Partnership has agreed to provide financing for the modifications ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee is currently repaying the Lessor Financing Credits through monthly installments which are being amortized at the rate of 9.31% per annum over 36 months. Through December 31, 1997, the Partnership had provided all the required financing aggregating approximately $1,443,000. Such amount, net of amounts repaid, is reflected in the balance sheet at December 31, 1997 and 1996 as Note receivable. The net carrying value of both aircraft aggregated approximately $7,216,000 and $7,963,000 (net of allowances for equipment impairment aggregating approximately $10,000,000 provided in prior periods) at December 31, 1997 and 1996, respectively.

           In April 1993, Continental transferred all of its rights and obligations under the Air Mike Leases to Air Micronesia Inc., a stand-alone air carrier affiliated with Continental.

      c     Southwest Airlines Co.

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

                      NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

14     COMMITMENTS AND CONTINGENCIES (continued)

      c     Southwest Airlines Co. (continued)

           The Partnership and Southwest have agreed to a short term extension of the leases to facilitate the return of the aircraft. In January 1998, one of the aircraft was returned and the second is scheduled to be returned in June 1998. The Partnership is actively remarketing the aircraft.

           The net carrying value of the Southwest Aircraft aggregated approximately $2,464,000 and $3,514,000 (net of allowances for equipment impairment aggregating approximately $10,400,000 previously provided) at December 31, 1997 and 1996, respectively.

                                            NATIONAL LEASE INCOME FUND 6 L.P.

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                      Additions
                                                              ------------------------
                                              Balance at      Charged to       Charged                          Balance
                                             Beginning of      Costs and      to Other       Additions           at End
                   Description                  Period         Expenses       Accounts     (Deductions)        of Period
                   -----------                  ------         --------       --------     ------------        ---------
YEAR ENDED DECEMBER 31, 1997

Leased equipment accounted for
     under the operating method -
     valuation allowance for equipment
     impairment

     Equipment for management
        information systems .............     $    22,435     $   --       $      --        $  (22,435) (A)      $         --
     Transportation and related equipment      20,409,450         --              --                --             20,409,450

Equipment held for lease or sale -
     valuation allowance for equipment
     impairment

     Equipment for management
        information systems .............            --           --              --                 --                   --
     Transportation and related equipment       2,595,000         --              --         (1,427,250)(A)       1,167,750
                                              -----------     --------     -----------      -----------          -----------

                                              $23,026,885     $   --       $      --        $(1,449,685)         $21,577,200
                                              ===========     ========     ===========      ===========          ===========
YEAR ENDED DECEMBER 31, 1996

Leased equipment accounted for
     under the operating method -
     valuation allowance for equipment
     impairment

     Equipment for management
        information systems .............     $   183,951     $ 50,000     $      --        $  (211,516)(A)      $    22,435
     Transportation and related equipment      20,409,450         --              --                 --           20,409,450

Equipment held for lease or sale -
     valuation allowance for equipment
     impairment

     Equipment for management
        information systems .............          17,619         --              --            (17,619)(A)              --
     Transportation and related equipment       2,595,000         --              --                 --            2,595,000
                                              -----------     --------     -----------      -----------          -----------

                                              $23,206,020     $ 50,000     $      --        $  (229,135)         $23,026,885
                                              ===========     ========     ===========      ===========          ===========

See notes to financial statements.

                                            NATIONAL LEASE INCOME FUND 6 L.P.

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)


                                                                      Additions
                                                              ------------------------
                                              Balance at      Charged to       Charged                          Balance
                                             Beginning of      Costs and      to Other       Additions           at End
                   Description                  Period         Expenses       Accounts     (Deductions)        of Period
                   -----------                  ------         --------       --------     ------------        ---------
YEAR ENDED DECEMBER 31, 1995

Leased equipment accounted for
     under the operating method -
     valuation allowance for equipment
     impairment

     Equipment for management
        information systems .............     $   338,978     $     7,000     $      --        $ (162,027) (A)     $   183,951
     Transportation and related equipment      23,909,450            --              --        (3,500,000) (A)      20,409,450
     Telephone equipment ................         210,363           1,000            --          (211,363) (A)              --

Equipment held for lease or sale -
     valuation allowance for equipment
     impairment

     Equipment for management
        information systems .............          51,289            --              --           (33,670) (A)          17,619
     Transportation and related equipment       5,525,000            --              --        (2,930,000) (A)       2,595,000

Allowance for uncollectible accounts -
     accounts receivable ................       1,628,286            --              --        (1,628,286) (B)            --
                                              -----------     -----------     -----------      ---------------     -----------


                                              $31,663,366     $     8,000     $      --        $    (8,465,346)    $23,206,020
                                              ===========     ===========     ===========      ===============     ===========

(A) Represents valuation allowances for equipment impairment relating to certain equipmnet sold during 1997, 1996 and 1995.

(B) Represents allowance for uncollectable accounts written off during 1995.

See notes to financial statements.

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

                                                                                Has served as a
                                                                                Director and/or
                                                                                 Officer of the
                                                                                Managing General
       Name                  Age       Position Held                             Partner since
       ----                  ---       -------------                             -------------
W. Edward Scheetz             33       Director                                 November 1997
David Hamamoto                38       Director                                 November 1997
Richard Sabella               42       President, Director                      November 1997
David King                    35       Executive VP, Director, Assistant        November 1997
                                       Treasurer
Lawrence R. Schachter         41       Senior VP, Chief Financial Officer       January 1998
Kevin Reardon                 39       VP, Secretary, Treasurer, Director       November 1997
Allan B. Rothschild           36       Executive VP                             December 1997
Marc Gordon                   33       VP                                       November 1997
Charles Humber                24       VP                                       November 1997
Adam Anhang                   24       VP                                       November 1997
Gregory Peck                  23       Assistant Secretary                      November 1997

Each director and officer of the Managing General Partner will hold office until his successor is elected and qualified.

The Managing General Partner also acts as the managing general partner of American Leasing Investors VIII-B L.P.. The foregoing partnership is or was in the past engaged in the acquisition, leasing and disposition of equipment.

There are no family relationships between or among any of the directors and/or executive officers of the Managing General Partner.

W. Edward Scheetz co-founded NorthStar Capital Partners with David Hamamoto in July 1997, having previously been a partner at Apollo Real Estate Advisors L.P. since 1993. From 1988 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners with W. Edward Scheetz in July 1997, having previously been a partner and a co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co., where he initiated the effort to build a real estate principal investment business in 1988 under the auspices of the Whitehall Funds.

Richard Sabella joined NorthStar Capital Partners in November 1997, having previously been the head of real estate and a partner at the law firm of Cahill, Gordon & Reindel since 1989. Mr. Sabella has also been associated with the law firms of Milgrim, Thomajian, Jacobs & Lee, P.C. and Cravath, Swaine & Moore.

David King joined NorthStar Capital Partners in November 1997, having previously been a Senior Vice President of Finance at Olympia & York Companies (USA). Prior to joining Olympia & York in 1990, Mr. King worked for Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998, having previously held the position as Controller at CB Commercial/Hampshire, LLC from 1996 to 1997. Prior to joining CB, Mr. Schachter held the position of Controller at Goodrich Associates in 1996 and at Greenthal/Harlan Realty Services Co. from 1992 to 1995. Mr. Schachter, who holds a CPA, graduated from Miami University
(Ohio).

Kevin Reardon joined NorthStar Capital Partners in October 1997, having previously held the position of Controller at Lazard Freres Real Estate Investors from 1996 to 1997. Prior to joining Lazard Freres, Mr. Reardon was the Director of Finance in charge of European expansion at the law firm of Dewey Ballantine from 1993 to 1996. Prior to 1993, Mr. Reardon held a financial position at Hearst - ABC - Viacom Entertainment Services. Mr. Reardon, who holds a CPA, graduated from Fordham University with a B.S. in Accounting.

Allan B. Rothschild joined NorthStar Presidio in December 1997, having previously been the Senior Vice President and General Counsel of Newkirk Limited Partnership where he managed a large portfolio of net-leased real estate assets. Prior to joining Newkirk in September 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners in October 1997, having previously been a Vice President in the Real Estate Investment Banking Group at Merrill Lynch where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and real estate intensive operating companies. Prior to joining Merrill Lynch in 1993, Mr. Gordon was in the Real Estate and Banking Group at the law firm of Irell & Manella. Mr. Gordon graduated from Dartmouth College with an A.B. in economics and also holds a J.D. from the UCLA School of Law.

Charles Humber joined NorthStar Capital Partners in September 1997, having previously worked for Merrill Lynch's Real Estate Investment Banking Group from 1996 to 1997. Mr. Humber graduated from Brown University with a B.A. in international relations and organizational behavior and management which is where he was prior to 1996.

Adam Anhang joined NorthStar Capital Partners in August 1997, having previously worked for The Athena Group's Russia and Former Soviet Union development team from 1996 to 1997. Mr. Anhang graduated from the Wharton School of the University of Pennsylvania with a B.S. in economics with concentrations in finance and real estate, which is where he was prior to 1996.

Gregory Peck joined NorthStar Capital Partners in July 1997, having previously worked for the Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group from 1996 to 1997. Prior to joining Morgan Stanley, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group from 1994 to 1996. Mr. Peck graduated from Columbia College with an A.B. in mathematics and an A.B. in economics.

Messrs. Scheetz, Hamamoto, Sabella, King and Reardon also serve as directors of the general partners of the following limited partnerships whose limited partnership units are registered under Section 12 of the Exchange Act: Aircraft Income Partners, L.P., Resources Pension Shares 5, L.P., Vista Properties, Resources Accrued Mortgage Investors 2, L.P., Resources Accrual Mortgage
Investors Series 86, L.P., Integrated Resources High Equity Partners - Series 85, High Equity Partners, L.P. - Series 86 and High Equity Partners, L.P. - Series 88.

Presidio  Boram  Corp.,  the  Associate  General  Partner,   is  a  wholly-owned
subsidiary of Presidio whose directors are Messrs. Scheetz, Hamamoto, Sabella, King and Reardon.

Registrant believes, based on written representations received by it, that for 1997 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's securities, Registrant's general partners and the officers and directors of such general partners, were complied with.


Item 11. Executive Compensation

Registrant is not required to pay the officers or directors of the General Partners any remuneration. The Managing General Partner does not presently pay any remuneration to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions".)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1998, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1998, neither the General Partners nor their officers and directors were known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partners.

The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Class A Shares as of March 11, 1998 (based on 37 Class A Shares outstanding on such date) by: (i) each person who beneficially owns 5% or more of the Class A Shares, (ii) the executive officers of Presidio, (iii) each of Presidio's directors, and (iv) all directors and executive officers as a group:

                                            Amount and nature                   Percentage
Name of Beneficial Owner                  Of Beneficial Ownership              Outstanding
------------------------                  -----------------------              -----------
W. Edward  Scheetz                                 27(1)                           72.97%
David Hamamoto
Presidio Holding Company LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

John M. Angelo                                      5(2)                           13.51%
Michael L. Gordon
AG Presidio Investors, LLC
c/o Angelo, Gordon & Co., LP
245 Park Avenue, 26th Floor
New York, NY 10167

M.H. Davidson & Co.                                 3(3)                            8.11%
DK Presidio Investors, LLC
c/o M.H. Davidson & Company
885 Third Avenue
New York, NY 10022

John A. Motulsky                                    2(4)                            5.41%
c/o Stonehill Partners, LP
Stonehill Offshore Partners Limited
Stonehill Institutional Partners, LP
110 East 59th Street
New York, NY 10022

Richard Sabella                                    --(1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

David King                                         --(1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

Kevin Reardon                                      -- (1)
Presidio Holding Company, LLC
c/o Presidio Capital Corp.
411 West Putnam Avenue, Suite 270
Greenwich, CT 06830

Directors and executive officers as a group (5 persons)

(1) As the managing member of Presidio Capital Investment Company, LLC ("PCIC"), Presidio Holding Company, LLC (PHC") may be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act, shares held by PCIC. In addition, as controlling parties of PHC, Northstar Capital Partners ("NCP") and NorthStar Capital Holdings I, LLC ("NCHI") may be deemed to own beneficially for purposes of Rule 13d-3 of the Exchange Act shares held by PCIC. Each of PHC, NCP and NCHI disclaims any beneficial ownership of such shares.

         Pursuant to that certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interests in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First amendment thereto dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC.

(2) John M. Angelo and Michael L. Gordon, members of AG Presidio Investors, LLC, may be deemed to be the beneficial owners under Section 13-d3 of the Exchange Act of the securities beneficially held by PCIC.

(3) M.H. Davidson & Company, as the managing member of DK Presidio Investors, LLC, may be deemed to be the beneficial owners under Section 13-d3 of the Exchange Act of the securities held by PCIC.

(4) John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a general partner of Stonehill Institutional Partners, L.P. and a managing member of Stonehill Advisers LLC, a New York limited liability company that is the investment advisor to Stonehill Offshore Partners. Stonehill Partners, L.P., Stonehill Offshore Partners, Stonehill Institutional Partners L.P. and Motulsky are sometimes collectively referred to herein as "Stonehill." The principal business of Stonehill is investing.

Item 13. Certain Relationships and Related Transactions

The Managing General Partner, the Corporate General Partner and the Associate General Partner received $5,576, $697 and $697, respectively, from Registrant as their share of distributions of cash from operations during 1997. No director or officer of the Managing General Partner received any direct remuneration from Registrant during 1997.

For a description of the interest of the Managing General Partner, the Corporate General Partner and the Associate General Partner in cash from operations, cash from sales and cash from equipment reserve account, reference is made to the material contained in the Prospectus under the heading MANAGEMENT COMPENSATION, which is incorporated herein by reference.

IREG provides equipment management services to Registrant pursuant to the Management Agreement for a fee based upon a percentage of Registrant's gross revenues from the equipment in its portfolio. Such equipment management fees aggregated $144,257 during 1997. Pursuant to the Management Agreement referred to above, IREG is also entitled to receive (i) partnership management fees of 4% of cash from operations and (ii) a subordinated incentive fee equal to 14% of distributions to partners of cash from sales and cash from equipment reserve account (and an additional 10% of cash from operations) after certain returns have been achieved. See the material contained in the Prospectus under the heading MANAGEMENT COMPENSATION, which is incorporated herein by reference, for a description of the agreement. During 1997, Registrant had paid or accrued for payment $29,000 as partnership management fees under this agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of the possible impact of declining management fees on IREG and Registrant.

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

10.19 Acquisition and Disposition Services Agreement between Registrant and ALI Leasing Service Corp., dated July 20, 1986.*****

10.20 Settlement Agreement, dated as of August 21, 1992, between First Security Bank of Utah, N.A. and Alaska Airlines, Inc.******

10.21 Escrow Agreement, dated August 21, 1992, between Alaska Airlines, Inc. and First Security Bank of Utah, N.A.******

10.22 Lease Amendment No. 2, dated as of November 5, 1992, between Hawaiian Airlines, Inc. and First Security Bank of Utah, N.A.******

10.24 Mortgage Amendment No. 2, dated as of November 5, 1992 between First Security Bank of Utah, N.A. and Security Pacific Equipment Leasing, Inc.******

10.24 Interim Settlement Agreement, dated as of January 27, 1993 between Integrated Aircraft Corp., IAC Leasing Corp. IV, IAC Leasing Corp V, Integrated Aircraft Fund Management Corp and ALI Equipment Management Corp. and Hawaiian Airlines, Inc.******

10.25 Agreement dated as of March 4, 1993, between Aircraft Income Partners, L.P., Aircraft Income Partners II, L.P., and National Lease Income Fund 6, L.P. and HAL, Inc. and Hawaiian Airlines, Inc.******

10.26 Form of Lease Agreement, dated as of January 5, 1993, between First Security Bank of Utah, N.A., as Trustee for the benefits of Registrant and Continental Airlines. Note: substantially identical leases in all material respects except for aircraft specific references were entered into with respect to two aircraft owned by First Security Bank of Utah, N.A., for the benefit of Registrant.******

10.27 Form of Participation Agreement, dated as of January 5, 1993, among First Security Bank of Utah, N.A., Registrant and Continental Airlines.
         Note: substantially identical agreements in all material respects except for aircraft specific references were entered into with respect to two aircraft owned by First Security Bank of Utah, N.A., for the benefit of Registrant.******

10.28 Second Lease Extension Agreement, dated as of July 5, 1995, between First Security Bank of Utah, National Association and Southwest Airlines Co.

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

***      Incorporated  by  reference  to  Post-Effective   Amendment  No.  5  to
         Registrant's Registration Statement on Form S-1, dated May 20, 1988.

**** Incorporated by reference to Exhibit 10(b) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

***** Incorporated by reference to Exhibit 10(c) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

****** Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15643.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.



NATIONAL LEASE INCOME FUND 6, L.P.

By:      ALI EQUIPMENT MANAGEMENT CORP.
         Managing General Partner
                                                                 Date

By:      /s/ Richard Sabella                                March 27, 1998
         -------------------
         Richard Sabella
         President

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


       Signature                     Title                             Date
       ---------                     -----                             ----


/s/ Lawrence Schachter    Senior Vice President and               March 27, 1998
----------------------    Chief Financial Officer
Lawrence Schachter

/s/ Richard Sabella       Director and President                  March 27, 1998
-------------------
Richard Sabella

/s/ David King            Director and Executive                  March 27, 1998
--------------            Vice President
David King

/s/ Kevin Reardon         Director and Vice President,            March 27, 1998
-----------------         Treasurer and Secretary
Kevin Reardon

EXHIBIT INDEX

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