Form 10-K/A
period 1997-12-31
NATIONAL LEASE INCOME FUND 6 LP
filed 1998-04-16
CIK 799034

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1

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

                  To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 11, 1998 (except as otherwise noted) by (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such shareholders has sole voting and investment power as to the shares shown unless otherwise noted.

                  All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interest in PCIC (and beneficial ownership in Presidio) are held as follows:

                                         Percentage Ownership
                                        in PCIC and Percentage
                                         Beneficial Ownership
 Name of Beneficial Owner                     in Presidio
 ------------------------               -----------------------
Five Percent Holders:
Presidio Holding Company, LLC(1)                 71.93%
AG Presidio Investors, LLC(2)                    14.12%
DK Presidio Investors, LLC(3)                     8.45%
Stonehill Partners, L.P.(4)                       5.50%

The holdings of the directors and executive officers of Presidio are as follows:

Directors and Officers:
Adam Anhang(5)                                       0%
Marc Gordon(5)                                       0%
David Hamamoto(5)                                71.93%
Charles Humber(5)                                    0%
David King(5)                                        0%
Gregory Peck(5)                                      0%
Kevin Reardon(5)                                     0%
Allan Rothschild(5)                                  0%
Richard J. Sabella(5)                                0%
Lawrence Schachter(5)                                0%
W. Edward Scheetz(5)                             71.93%

Directors and Officers as a group:               71.93%


(1) Presidio Holding Company, LLC is a New York limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. PHC has two members, Polaris Operating LLC ("Polaris") which holds a 1% interest, and Northstar Operating, LLC ("Northstar") which holds a 99% interest. Polaris is a Delaware limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. Polaris has two members, Sextant Operating Corp. ("Sextant"), which holds a 1% interest, and Northstar, which holds a 99% interest. Sextant is a Delaware corporation whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022 and whose sole shareholder is Northstar. Northstar is a Delaware limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. Northstar has two members, Northstar Capital Partners ("NCP"), which holds a 99% interest, and Northstar Capital Holdings I, LLC ("NCHI"), which holds a 1% interest. Both NCP and NCHI are Delaware limited liability companies, whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCP has two members, NCHI, which holds a 74.75% interest, and Northstar Capital Holdings II, LLC ("NCHII"), which holds a 25.25% interest. The business address for NCHII, a Delaware limited liability company is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCHII has three members, NCHI, which holds a 99% interest, Edward Scheetz, who holds a 0.5% interest and David Hamamoto, who holds a 0.5% interest. Mr. Scheetz, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. Mr. Hamamoto, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. NCHI has two members, Mr. Scheetz and Mr. Hamamoto, each of whom holds a 50% interest.

                  Pursuant to that certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interest in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First Amendment thereon dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC and, therefore, the Registrant.

(2) Each of Angelo, Gordon & Co., L.P., as sole manager of AG Presidio Investors, LLC, and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Co., L.P. may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by AG Presidio Investors, LLC. Each of John
                  M. Angelo and Michael L. Gordon disclaim such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Co., L.P., 345 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, Inc., as sole manager of DK Presidio Investors, LLC may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by DK Presidio Investors, LLC. The business address for such person is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)               Includes  shares  of  PCIC  beneficially  owned  by  Stonehill
                  Offshore Partners Limited and Stonehill Institutional Partners, L.P. John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a managing member of the investment advisor to Stonehill Offshore Partners Limited and is a general partner of Stonehill Institutional Partners, L.P. John A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such person is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022.

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

***      Incorporated  by  reference  to  Post-Effective   Amendment  No.  5  to
         Registrant's Registration Statement on Form S-1, dated May 20, 1988.

**** Incorporated by reference to Exhibit 10(b) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

***** Incorporated by reference to Exhibit 10(c) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

****** Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15643.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 1998.



NATIONAL LEASE INCOME FUND 6, L.P.

By:      ALI EQUIPMENT MANAGEMENT CORP.
         Managing General Partner
                                                                 Date

By:      /s/ Richard Sabella                                April 14, 1998
         -------------------
         Richard Sabella
         President

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


       Signature                     Title                             Date
       ---------                     -----                             ----


/s/ Lawrence Schachter    Senior Vice President and               April 14, 1998
----------------------    Chief Financial Officer
Lawrence Schachter

/s/ Richard Sabella       Director and President                  April 14, 1998
-------------------
Richard Sabella

/s/ David King            Director and Executive                  April 14, 1998
--------------            Vice President
David King

/s/ Kevin Reardon         Director and Vice President,            April 14, 1998
-----------------         Treasurer and Secretary
Kevin Reardon

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