Form 10-Q
period 1998-03-31
NATIONAL LEASE INCOME FUND 6 LP
filed 1998-05-15
CIK 799034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                    Yes    [ X ]          No [   ]

                        NATIONAL LEASE INCOME FUND 6 L.P.

                           FORM 10-Q - MARCH 31, 1998




                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1998 and December 31, 1997 .................


         STATEMENTS OF OPERATIONS - For the three months ended
              March 31, 1998 and 1997 ..........................................


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1998 ...................................................


         STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1998 and 1997 ..........................................


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


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS ...............................................

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................

SIGNATURES .....................................................................

                             NATIONAL LEASE INCOME FUND 6 L.P.

                                       BALANCE SHEETS


                                                                March 31,      December 31,
                                                                  1998            1997
                                                               -----------     -----------
ASSETS

     Leased equipment
        Accounted for under the operating method, net of
            accumulated depreciation of $16,533,756 and
            $16,346,755 and allowance for equipment
            impairment of $15,209,450 ....................     $ 8,260,636     $ 9,679,601
     Equipment held for lease or sale - net of accumulated
        depreciation of $6,809,320 and an allowance
        for equipment impairment of $6,367,750 ...........       1,231,964            --
     Cash and cash equivalents ...........................       5,364,134       4,796,456
     Deferred costs ......................................         112,161         112,161
     Other receivables and prepaid expenses ..............          37,823          26,188
     Note receivable .....................................            --             3,481
                                                               -----------     -----------

                                                               $15,006,718     $14,617,887
                                                               ===========     ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Deferred aircraft upgrade payable ...................     $   100,000     $   100,000
     Accounts payable and accrued expenses ...............         165,729         120,608
     Deferred income .....................................          69,250          69,250
                                                               -----------     -----------

        Total liabilities ................................         334,979         289,858
                                                               -----------     -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (300,005 units issued
        and outstanding) .................................      14,515,171      14,174,898
     General partners' equity ............................         156,568         153,131
                                                               -----------     -----------

        Total partners' equity ...........................      14,671,739      14,328,029
                                                               -----------     -----------

                                                               $15,006,718     $14,617,887
                                                               ===========     ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF OPERATIONS


                                                        For the three months ended
                                                                March 31,

                                                             1998         1997
                                                           --------     --------
Revenues
     Rental ..........................................     $615,500     $721,289
     Interest ........................................       64,024       45,846
     Other ...........................................        2,240         --
                                                           --------     --------

                                                            681,764      767,135
                                                           --------     --------

Costs and expenses
     Depreciation ....................................      187,001      536,841
     Operating .......................................       83,297       55,335
     General and administrative ......................       36,981       54,748
     Fees to affiliates ..............................       30,775       65,065
                                                           --------     --------

                                                            338,054      711,989
                                                           --------     --------

Net income ...........................................     $343,710     $ 55,146
                                                           ========     ========

Net income attributable to
     Limited partners ................................     $340,273     $ 54,595
     General partners ................................        3,437          551
                                                           --------     --------

                                                           $343,710     $ 55,146
                                                           ========     ========
Net income per unit of limited partnership interest
     (300,005 units outstanding) .....................     $   1.13     $   0.18
                                                           ========     ========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          STATEMENT OF PARTNERS' EQUITY





                                       Limited          General          Total
                                      Partners'        Partners'       Partners'
                                       Equity           Equity          Equity
                                     -----------     -----------     -----------
Balance, January 1, 1998 .......     $14,174,898     $   153,131     $14,328,029

Net income for the three months
     ended March 31, 1998 ......         340,273           3,437         343,710
                                     -----------     -----------     -----------

Balance, March 31, 1998 ........     $14,515,171     $   156,568     $14,671,739
                                     ===========     ===========     ===========

See notes to financial statements.

                             NATIONAL LEASE INCOME FUND 6 L.P.

                                 STATEMENTS OF CASH FLOWS


                                                              For the three months ended
                                                                        March 31,

                                                                  1998            1997
                                                              -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income .........................................     $   343,710      $    55,146
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation ....................................         187,001          536,841
        Amortization of deferred costs ..................            --             28,129
     Changes in assets and liabilities
        Other receivables and prepaid expenses ..........         (11,635)          18,881
        Accounts payable and accrued expenses ...........          45,121          (29,927)
        Due to affiliates ...............................            --            (67,936)
                                                              -----------      -----------

                Net cash provided by operating activities         564,197          541,134
                                                              -----------      -----------

Cash flows from investing activities
     Note receivable collections ........................           3,481          104,944
                                                              -----------      -----------

Cash flows from financing activities
     Distributions to partners ..........................            --           (757,588)
                                                              -----------      -----------

Net increase (decrease) in cash and cash equivalents ....         567,678         (111,510)

Cash and cash equivalents, beginning of period ..........       4,796,456        3,481,745
                                                              -----------      -----------

Cash and cash equivalents, end of period ................     $ 5,364,134      $ 3,370,235
                                                              ===========      ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         For the three months ended March 31, 1998 and 1997, rental revenue earned on a month-to-month basis comprised approximately 0% and 1%, respectively, of total rental revenue recognized.

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

         Note receivable

         Note receivable represents financing provided by the Partnership to a lessee of certain aircraft for modifications made to such aircraft. Such note was repaid at a rate of 9.31% per annum.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES(continued)

         Management LLC ("Wexford"), the administrator for Presidio expired. Pursuant to that agreement Wexford had authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement, dated as of November 3, 1997 (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including Equipment Management, the Corporate General Partner, the associate general partner and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the three months ended March 31, 1998 and 1997, reimbursable expenses due to NorthStar Presidio (1998) and Wexford (1997) from the Partnership amounted to $2,596 and $4,922, respectively.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $30,775 and $36,065 for the three months ended March 31, 1998 and 1997, respectively.

         During the operating and liquidating stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. The Partnership incurred partnership management fees of $29,000 for the three months ended March 31, 1997. No partnership management fees were incurred for the three months ended March 31, 1998.

         The general partners are entitled to 1% of distributable cash from operations, cash from sales or financing and cash from the equipment reserve account and, in general, an allocation of 1% of taxable net income or loss of the Partnership.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES(continued)

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

4         COMMITMENTS AND CONTINGENCIES

         a.      Continental Micronesia, Inc.

         On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases"). Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rent credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rent credits such that Continental would recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. The remaining balance of available rent credits to be applied by Continental towards such modifications was $100,000 as of March 31, 1998 and December 31, 1997.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4         COMMITMENTS AND CONTINGENCIES (continued)

         a.      Continental Micronesia, Inc. (continued)

         In addition, Continental has made certain other modifications to such aircraft. The Partnership has agreed to provide financing for the rent credits ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee has repaid Lessor Financing Credits through monthly installments which were being amortized at the rate of 9.31% per annum over 36 months. Through March 31, 1998, the Partnership had provided financing aggregating approximately $1,308,000. Such amount, net of amounts repaid, is reflected on the accompanying balance sheets as Note Receivable at March 31, 1998 and December 31, 1997. The net carrying value of both aircraft aggregated approximately $8,260,636 and $8,447,630 (net of allowances for equipment impairment aggregating approximately $15,209,450 provided in prior periods) at March 31, 1998 and December 31, 1997 , respectively.

         In  April  1993,   Continental   transferred  all  of  its  rights  and
         obligations under the Air Mike Leases to Air Micronesia, a stand-alone air carrier affiliated with Continental.

         b.      Southwest Airlines Co.

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

         On November 30, 1995, the lease extensions with Southwest were scheduled to expire in accordance with their terms. Southwest and the Partnership agreed to a two year extension of each lease which provided for monthly rentals of 125% of the previous lease rate. These leases were scheduled to expire in December 1997.

         The Partnership and Southwest have agreed to a short term extension of the leases to facilitate the return of the aircraft. In January 1998, one of the aircraft was returned and the second is scheduled to be returned in August 1998. The Partnership is actively remarketing the aircraft.

         The net carrying value of the Southwest Aircraft aggregated approximately $1,231,964 and $1,231,971 (net of allowances for equipment impairment aggregating approximately $10,400,000 previously provided) at March 31, 1998 and December 31, 1997, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


The Partnership did not declare a cash distribution for the quarter ended March 31, 1998. As of March 31, 1998, the Partnership had operating reserves of approximately $5,152,000 or $17.00 per unit, which was comprised of undistributed cash from operations and sales, aggregating approximately $3,652,000 as well as the general working capital reserve of $1,500,000.

The Partnership has not made any distributions with respect to the last 4 quarterly periods. Instead, it has increased operating reserves in order to have funds available to make improvements to off-lease aircraft. During the quarter ended March 31, 1998, operating reserves increased by approximately $616,000. As the Partnership's aircraft come off-lease, the Partnership may need to use a portion of its operating reserves and/or its cash flow, which would otherwise be availabale for distribution, to upgrade or enhance these aircraft if the Partnership determines that such expenditures are in its best interest in order to maximize the remarketing value of such aircraft. The Partnership is currently evaluating strategies, including potential engine upgrades for certain aircraft, to increase marketability and is reviewing its ability to pay for bridging costs in order to facilitate remarketing. Upgrade to aircraft may include "Hush Kits", which reduce the noise levels of engines. The estimated costs of the Hush Kits range from approximately $1,200,000 for Boeing 737 aircraft to approximately $2,000,000 for Boeing 727 aircraft. Furthermore, because of market conditions, the Partnership may be required to bear some of the related costs of compliance with mandatory federal regulations covering maintenance and upgrading of aging aircraft. The Partnership has decided to suspend distributions pending a determination of the necessity to fund the foregoing costs.

The leasing arrangements entered into by the Partnership with respect to its equipment generally provide for fixed or minimum rentals, and together with available reserves, provide reasonable assurance that all of the Partnership's operating needs, such as administrative costs and management fees, will be met in the foreseeable future.

Although expense levels have been reduced, most of the Partnership's future administrative expenses (i.e., accounting and investor services including printing) are fixed and will not decrease significantly during the Partnership's future operating period. Other expenses such as insurance and fees to affiliates will decline during such period.

Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1998 and 1997:

(i) On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Such aircraft had been originally leased to Alaska Airlines, Inc. ("Alaska") through August 14, 1992. In connection with the return of such aircraft, it was determined that certain physical attributes of the aircraft exceeded the related minimum return conditions provided for in the leases. As a result, the Partnership paid Alaska approximately $647,000 to reflect the value associated with such attributes. Such amount has been reflected on the balance sheets on a gross basis, net of amortization, at March 31, 1998 and December 31, 1997, as Deferred Costs and will be amortized over the term of the lease renewal with Continental.

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rental credits such that Continental would recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of March 31, 1998, the remaining balance of available credit to be applied by Continental towards such modifications costs was $100,000 and was included on the balance sheets as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to the aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any Lessor Financing Credits through monthly payments which will be amortized at the rate of 9.31% per annum over 36 months. Through March 31, 1998, the Partnership had provided financing aggregating approximately $1,308,000 and all of such amount, have been repaid. At March 31, 1998, the net carrying value of both aircraft aggregated approximately $8,260,636 (net of allowances for equipment impairment aggregating approximately $15,209,450 provided in prior periods).

(ii) On November 30, 1994, the leases with Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment for the initial lease term. Southwest and the Partnership agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. On November 30, 1995, the extensions with Southwest were scheduled to expire in accordance with their terms, and Southwest and the Partnership agreed to extend the leases for two additional years at 125% of the then current lease rate. On December 5, 1997, the leases of the Southwest Aircraft were scheduled to expire in accordance with their terms. The Partnership and Southwest have agreed to a short term extension of such leases to facilitate the orderly return of the aircraft. In January 1998, one of the aircraft was returned and the second is scheduled to be returned in August 1998. At March 31, 1998, the net carrying value of the Southwest Aircraft aggregated approximately $1,231,964 (net of allowances for equipment impairment aggregating $10,400,000 previously provided).

As of March 31, 1998, the Partnership remained the owner of four aircraft and related engines as well as one additional aircraft engine and components, which in the aggregate represented 100% of its remaining equipment, on an original cost basis. Such aircraft and engine had an original cost of approximately $54,413,000 (net carrying value of approximately $9,493,000). All associated nonrecourse debt related to the aircraft has been repaid. At March 31, 1998, equipment with an original cost of approximately $8,041,000 is off-lease (on an original cost basis).

The Partnership is currently investigating remarketing opportunities for the Southwest Aircraft. There can be no assurance that the Partnership will be successful with respect to its remarketing activities. The Partnership will continue with its efforts to maximize the value of its remaining equipment portfolio.

The substantial costs required to maintain and bring used aircraft into compliance with FAA noise and maintenance requirements are the primary factors which have adversely affected the narrow body aircraft market. The Partnership has encountered competition in attempting to lease its aircraft as they come off lease due to a surplus in the market of narrow-body aircraft similar to four of the aircraft owned by the Partnership . Additionally, there is competition from newer and more fuel efficient aircraft which comply with the FAA noise requirements. The Partnership also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft.

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

Results of Operations

Net income increased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, as the reduction in revenue was more than offset by the overall reduction in expenses. Additionally, there were no dispositions of equipment during the three months ended March 31, 1998 and March 31, 1997.

Revenues decreased overall for the three months ended March 31, 1998 compared to the corresponding period of the prior year. Rental income decreased due to the expiration of Southwest lease in accordance with its terms subsequent to the prior year's period.

Interest income increased for the three months ended March 31, 1998 compared to the corresponding period of the prior year due to higher cash balances available for short term investments.

Expenses decreased overall for the three months ended March 31, 1998 as compared to the corresponding period of the prior year as follows:

Depreciation expense decreased due to the elimination of depreciation expense resulting from the disposition of certain equipment subsequent to the prior year's period, as well as to the fact that certain equipment was fully depreciated prior to the current year's period.

General and administrative expenses decreased for the current period due to lower administrative costs incurred as compared to the prior year's period.

Fees to affiliates decreased due to lower equipment management fees due to reduced rentals on which such fee is based as well as a decrease in partnership management fees resulting from a decrease in cash from operations attributable to the establishment of additional reserves.

This general decrease in expenses was offset slightly by an increase in operating expenses due to the expenses related to the return and storage of one aircraft returned by Southwest in January 1998.

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


                                               National Lease Income Fund 6 L.P.
                                         By:   ALI Equipment Management Corp.
                                               Managing General Partner






                                               /s/Richard Sabella
                                               ------------------
                                               Richard Sabella
                                               President





                                               /s/Lawrence Schachter
                                               ---------------------
                                               Lawrence Schachter
                                               Senior Vice President and
                                               Chief Financial Officer


Date: May 13, 1998