Form 10-Q
period 1998-06-30
NATIONAL LEASE INCOME FUND 6 LP
filed 1998-08-12
CIK 799034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                    Yes    [ X ]          No [   ]

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            FORM 10-Q - JUNE 30, 1998









                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1998 and December 31, 1997 ..................


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1998 and
            1997 and for the six months ended June 30, 1998 and 1997 ...........

         STATEMENT OF PARTNERS' EQUITY - For the six months ended
            June 30, 1998 ......................................................


         STATEMENTS OF CASH FLOWS - For the six months ended
            June 30, 1998 and 1997 .............................................


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

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              NATIONAL LEASE INCOME FUND 6 L.P.

                                       BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   1998            1997
                                                               -----------     -----------
ASSETS

     Leased equipment
        Accounted for under the operating method, net of
            accumulated depreciation of $16,720,742 and
            $16,346,755 and allowance for equipment
            impairment of $15,209,450 ....................     $ 8,073,643     $ 9,679,601
     Equipment held for lease or sale - net of accumulated
        depreciation of $6,809,320 and an allowance
        for equipment impairment of $6,367,750 ...........       1,231,964            --
     Cash and cash equivalents ...........................       5,490,343       4,796,456
     Deferred costs ......................................          68,248         112,161
     Other receivables and prepaid expenses ..............          39,517          26,188
     Note receivable .....................................            --             3,481
                                                               -----------     -----------

                                                               $14,903,715     $14,617,887
                                                               ===========     ===========
LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distribution payable ................................     $ 3,030,354     $      --
     Accounts payable and accrued expenses ...............         195,970         120,608
     Due to affiliates ...................................         126,000            --
     Deferred aircraft upgrade payable ...................         100,000         100,000
     Deferred income .....................................          69,250          69,250
                                                               -----------     -----------

        Total liabilities ................................       3,521,574         289,858
                                                               -----------     -----------
Commitments and contingencies

Partners' equity
     Limited partners' equity (300,005 units issued
        and outstanding) .................................      11,258,469      14,174,898
     General partners' equity ............................         123,672         153,131
                                                               -----------     -----------

        Total partners' equity ...........................      11,382,141      14,328,029
                                                               -----------     -----------

                                                               $14,903,715     $14,617,887
                                                               ===========     ===========

See notes to financial statements.

                                       NATIONAL LEASE INCOME FUND 6 L.P.

                                            STATEMENTS OF OPERATIONS




                                                     For the three months ended       For the six months ended
                                                              June 30,                        June 30,
                                                     --------------------------      -------------------------
                                                         1998            1997           1998           1997
                                                      ----------      ----------     ----------     ----------
Revenues
     Rental .....................................     $  565,500      $  721,290     $1,181,000     $1,442,579
     Interest ...................................         68,980          45,695        133,004         91,541
     Other ......................................           --              --            2,240           --
                                                      ----------      ----------     ----------     ----------

                                                         634,480         766,985      1,316,244      1,534,120
                                                      ----------      ----------     ----------     ----------

Costs and expenses
     Operating ..................................        469,340          31,079        552,637         86,414
     Depreciation ...............................        186,993         536,825        373,994      1,073,666
     Fees to affiliates .........................        154,275          36,065        185,050        101,130
     General and administrative .................         83,116          77,015        120,097        131,763
                                                      ----------      ----------     ----------     ----------

                                                         893,724         680,984      1,231,778      1,392,973
                                                      ----------      ----------     ----------     ----------

Net (loss) income ...............................     $ (259,244)     $   86,001     $   84,466     $  141,147
                                                      ==========      ==========     ==========     ==========

Net (loss) income attributable to
     Limited partners ...........................     $ (256,652)     $   85,141     $   83,621     $  139,736
     General partners ...........................         (2,592)            860            845          1,411
                                                      ----------      ----------     ----------     ----------

                                                      $ (259,244)     $   86,001     $   84,466     $  141,147
                                                      ==========      ==========     ==========     ==========
Net (loss) income per unit of limited partnership
     interest (300,005 units outstanding) .......     $     (.86)     $      .28     $      .28     $      .47
                                                      ==========      ==========     ==========     ==========

See notes to financial statements.

                                       NATIONAL LEASE INCOME FUND 6 L.P.

                                         STATEMENT OF PARTNERS' EQUITY



                                                                Limited           General             Total
                                                               Partners'         Partners'          Partners'
                                                                Equity            Equity             Equity
                                                            ------------       ------------       ------------
Balance, January 1, 1998 .............................      $ 14,174,898       $    153,131       $ 14,328,029

Net income for the six months
     ended June 30, 1998 .............................            83,621                845             84,466

Distributions for the six months ended June 30,
     1998 ($10.00 per limited partnership unit) ......        (3,000,050)           (30,304)        (3,030,354)
                                                            ------------       ------------       ------------

Balance, June 30, 1998 ...............................      $ 11,258,469       $    123,672       $ 11,382,141
                                                            ============       ============       ============

See notes to financial statements.

                                         NATIONAL LEASE INCOME FUND 6 L.P.

                                              STATEMENTS OF CASH FLOWS


                                                            For the six months ended
                                                                     June 30,
                                                          ----------------------------
                                                              1998             1997
                                                          -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income .....................................     $    84,466      $   141,147
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation ................................         373,994        1,073,666
        Amortization of deferred costs ..............          56,258           56,258
     Changes in assets and liabilities
        Other receivables and prepaid expenses ......         (13,329)          19,584
        Accounts receivable .........................            --             (1,930)
        Deferred costs ..............................         (12,345)            --
        Accounts payable and accrued expenses .......          75,362          (35,775)
        Due to affiliates ...........................         126,000          (71,527)
        Due from affiliates .........................            --            (26,344)
                                                          -----------      -----------

            Net cash provided by operating activities         690,406        1,155,079
                                                          -----------      -----------

Cash flows from investing activities
     Note receivable collections ....................           3,481          184,986
                                                          -----------      -----------

Cash flows from financing activities
     Distributions to partners ......................            --         (1,454,569)
                                                          -----------      -----------

Net increase (decrease) in cash and cash equivalents          693,887         (114,504)

Cash and cash equivalents, beginning of period ......       4,796,456        3,481,745
                                                          -----------      -----------

Cash and cash equivalents, end of period ............     $ 5,490,343      $ 3,367,241
                                                          ===========      ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Depreciation is computed using the straight-line method over the estimated useful lives of such assets (five years for computer equipment and 13 to 18 years for aircraft and aircraft-related equipment). The Partnership capitalizes major additions to its aircraft and depreciates such capital improvements over the remaining estimated useful life of such aircraft.

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

         Note receivable

         Note receivable represents financing provided by the Partnership to a lessee of certain aircraft for modifications made to such aircraft. Such note was repaid in January 1998 with interest at a rate of 9.31% per annum.

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and the associate general partner. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio") pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the six months ended June 30, 1998, reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $5,872.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)


         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $59,050 and $72,130 for the six months ended June 30, 1998 and 1997, respectively.

         During the operating and liquidating stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. The Partnership incurred partnership management fees of $126,000 and $29,000 for the six months ended June 30, 1998 and 1997.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performed certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone, other than legal fees, were paid by Equipment Management. Fieldstone continued to perform such services until July 31, 1998.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

4         DISTRIBUTION TO PARTNERS

         Distributions   to  the  Limited   Partners  and  General  Partners  of
         $3,000,050  ($10.00 per unit) and  $30,304,  respectively,  at June 30,
         1998 were paid in July 1998.

5         COMMITMENTS AND CONTINGENCIES

         a.      Continental Micronesia, Inc.

         On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases"). Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rent credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the Partnership through the application of rent credits such that Continental would recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. The remaining balance of available rent credits to be applied by Continental towards such modifications was $100,000 as of June 30, 1998 and December 31, 1997.

         In addition, Continental has made certain other modifications to such aircraft. The Partnership has agreed to provide financing for the rent credits ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee has repaid Lessor Financing Credits through monthly installments which were being amortized at the rate of 9.31% per annum over 36 months. Through June 30, 1998, the Partnership had provided financing aggregating approximately $1,308,000. Such amount, net of amounts repaid, is reflected on the accompanying balance sheets as Note Receivable at June 30, 1998 and December 31, 1997. The net carrying value of both aircraft aggregated $6,841,718 and $7,215,657 (net of allowances for equipment impairment aggregating $10,009,450 provided in prior periods) at June 30, 1998 and December 31, 1997, respectively.

         In  April  1993,   Continental   transferred  all  of  its  rights  and
         obligations under the Air Mike Leases to Air Micronesia, a stand-alone air carrier affiliated with Continental.

         b.      Southwest Airlines Co.

         The Lease extensions with Southwest Airlines, Co. ("Southwest") dated November 30, 1995 were scheduled to expire in December 1997. The Partnership and Southwest agreed to a short term extension of the leases to facilitate the return of the aircraft. In January 1998, one of the aircraft was returned and the second was returned in August 1998. The Partnership is actively remarketing the aircraft.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

5         COMMITMENTS AND CONTINGENCIES (continued)

        b.      Southwest Airlines Co. (continued)

         The net carrying value of the Southwest Aircraft aggregated $2,463,889 and $2,463,944 (net of allowances for equipment impairment aggregating $10,400,000 previously provided) at June 30, 1998 and December 31, 1997, respectively.

        c.      Tax assessment

         In July 1998, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") aggregating approximately $1,757,000 (including interest and penalties) for the years 1987 through 1995. The state is alleging that GET is owed by the Partnership with respect to rents received from Aloha Airlines, Inc. ("Aloha") and Hawaiian Airlines, Inc. ("Hawaiian") under the leases between the Partnership and each of the airlines.

         The leases with both Aloha and Hawaiian provided for full indemnification of the Partnership for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 21, 1993, when Hawaiian and its affiliates sought bankruptcy protection. In any event, it is the Partnership, as taxpayer, which is ultimately liable for GET, if it is applicable.

         The State of Hawaii has not previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and both airlines are cooperating with the Partnership in vigorously contesting the proposed assessments.

         Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

6       SUBSEQUENT EVENT

         On July 31, 1998, the Partnership entered into a non-binding letter of intent to sell three aircraft for an aggregate purchase price of approximately $6,400,000. The letter is subject to various conditions as well as the execution of definitive documentation. Accordingly, there can be no assurance that such sales will be consummated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership is actively seeking to sell a significant portion of its equipment portfolio in order to take advantage of the currently strong aircraft market and on July 31, 1998, entered into a non-binding letter of intent to sell three aircraft for an aggregate purchase price of approximately $6,400,000. The letter is subject to various conditions as well as the execution of definitive documentation. Accordingly, there can be no assurance that such sales will be consummated.

The Partnership declared a cash distribution of $10.00 per unit of limited partnership interest totaling $3,030,354 which was paid in July 1998. After giving effect to the foregoing distribution, the Partnership had cash available of approximately $2,077,536, inclusive of the original general working capital reserve of $1,500,000.

As the Partnership's aircraft come off-lease, the Partnership may need to use cash which would otherwise be available for distribution, to upgrade or enhance these aircraft if the Partnership determines that such expenditures are in its best interest in order to maximize the remarketing value of such aircraft. Upgrades to aircraft may include "Hush Kits", which reduce the noise levels of engines. The estimated costs of Hush Kits range from approximately $1,200,000 for Boeing 737 aircraft to approximately $2,000,000 for Boeing 727 aircraft. Furthermore, because of market conditions, the Partnership may be required to bear some of the related costs of compliance with mandatory federal regulations covering maintenance and upgrading of aging aircraft.

The leasing arrangements entered into by the Partnership with respect to its equipment generally provide for fixed or minimum rentals, and, together with available reserves, provide reasonable assurance that all of the Partnership's operating needs, such as administrative costs and management fees, will be met in the foreseeable future.

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

         Each Air Mike Lease provides for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and are being repaid by the

         Partnership through the application of rental credits such that Continental would recoup the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum. As of June 30, 1998, the remaining balance of available credit to be applied by Continental towards such modifications costs was $100,000 and was included on the balance sheets as Deferred Aircraft Upgrade Payable.

         Further, Continental has made certain other modifications to the aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee will then repay any Lessor Financing Credits through monthly payments which will be amortized at the rate of 9.31% per annum over 36 months. Through June 30, 1998, the Partnership had provided financing aggregating approximately $1,308,000 and all of such amount have been repaid. At June 30, 1998, the net carrying value of both aircraft aggregated $6,841,718 (net of allowances for equipment impairment aggregating $10,009,450 provided in prior periods).

(ii) On December 5, 1997, the leases of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their terms. The Partnership and Southwest agreed to a short term extension of such leases to facilitate the orderly return of the Aircraft. In January 1998, one of the aircraft was returned and the second was returned in August 1998. At June 30, 1998, the net carrying value of the Southwest Aircraft aggregated $2,463,889 (net of allowances for equipment impairment aggregating $10,400,000 previously provided).

As of June 30, 1998, the Partnership remained the owner of four aircraft and related engines as well as additional aircraft engine components, which in the aggregate represented 100% of its remaining equipment, on an original cost basis. Such aircraft and engine had an original cost of approximately $54,413,000 (net carrying value of approximately $9,306,000). All associated nonrecourse debt related to the aircraft has been repaid. At June 30, 1998, equipment with an original cost of approximately $8,041,000 is off-lease (on an original cost basis).

At the present time, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

In July 1998, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") aggregating approximately $1,757,000 (including interest and penalties) for the years 1987 through 1995. The state is alleging that GET is owed by the Partnership with respect to rents received from Aloha Airlines, Inc. ("Aloha") and Hawaiian Airlines, Inc. ("Hawaiian") under the leases between the Partnership and each of the airlines.

The leases with both Aloha and Hawaiian provided for full indemnification of the Partnership for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 21, 1993, when Hawaiian and its affiliates sought bankruptcy protection. In any event, it is the Partnership, as taxpayer, which is ultimately liable for GET, if it is applicable.

The State of Hawaii has not previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and both airlines are cooperating with the Partnership in vigorously contesting the proposed assessments.

Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors.

Results of Operations

Net income decreased for the three and six month periods ended June 30, 1998 as compared to the three and six month periods ended June 30, 1997, due to the reduction in revenue which was more than offset by the overall reduction in expenses.

Revenues decreased overall for the three and six month periods ended June 30, 1998 compared to the corresponding periods of the prior year. Rental income decreased due to the expiration of the Southwest lease in accordance with its terms subsequent to the prior year's period.

Interest income increased for the three and six month periods ended June 30, 1998 compared to the corresponding periods of the prior year due to higher cash balances available for short term investments.

Expenses increased for the quarter ended June 30, 1998 but decreased overall for the six months ended June 30, 1998 as compared to the corresponding periods of the prior year as follows:

Operating expenses increased for the three and six month periods ended June 30, 1998 as compared to the corresponding periods of the prior year due to costs associated with the off-lease aircraft in order to comply with certain airworthiness directives issued by the Federal Aviation Authority as well as expenses related to the return and storage of the aircraft.

Depreciation expense decreased resulting from the disposition of certain equipment subsequent to the prior year's period, as well as to the fact that certain equipment reached salvage value prior to the current year's period.

Fees to affiliates increased due to an increase in partnership management fees resulting from an increase in distributable cash from operations offset by lower equipment management fees due to reduced rentals on which such fee is based.

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


                                               National Lease Income Fund 6 L.P.
                                         By:   ALI Equipment Management Corp.
                                               Managing General Partner






                                            /s/  Richard Sabella
                                            ------------------------
                                                 Richard Sabella
                                                 President





                                            /s/  Lawrence Schachter
                                            -----------------------
                                                 Lawrence Schachter
                                                 Senior Vice President and Chief
                                                 Financial Officer

Date: August 7, 1998