Form 10-Q
period 1998-09-30
NATIONAL LEASE INCOME FUND 6 LP
filed 1998-11-13
CIK 799034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                    Yes    [ X ]          No [   ]

                        NATIONAL LEASE INCOME FUND 6 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1998



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1998 and December 31, 1997

         STATEMENTS OF  OPERATIONS - For the three months  ended  September  30,
              1998 and 1997 and for the nine months ended September 30, 1998 and 1997

         STATEMENT OF PARTNERS' EQUITY - For the nine months ended
              September 30, 1998

         STATEMENTS OF CASH FLOWS - For the nine months ended
             September 30, 1998 and 1997

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


                                                               September 30,    December 31,
                                                                  1998             1997
                                                               -----------     -----------
ASSETS

     Leased equipment
        Accounted for under the operating method, net of
            accumulated depreciation of $5,449,900 and
            $16,346,755 and allowance for equipment
            impairment of $5,004,725 and $15,209,450 .....     $ 3,327,375     $ 9,679,601
     Equipment held for lease or sale - net of accumulated
        depreciation of $12,015,788 and allowance
        for equipment impairment of $11,567,750 ..........       2,463,780            --
     Cash and cash equivalents ...........................       6,064,637       4,796,456
     Deferred costs ......................................          27,952         112,161
     Other receivables and prepaid expenses ..............          28,123          26,188
     Note receivable .....................................            --             3,481
                                                               -----------     -----------

                                                               $11,911,867     $14,617,887
                                                               ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distribution payable ................................     $ 3,757,638     $      --
     Accounts payable and accrued expenses ...............         255,218         120,608
     Due to affiliates ...................................          14,941            --
     Deferred aircraft upgrade payable ...................            --           100,000
     Deferred income .....................................          34,625          69,250
                                                               -----------     -----------

        Total liabilities ................................       4,062,422         289,858
                                                               -----------     -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (300,005 units issued
        and outstanding) .................................       7,761,100      14,174,898
     General partners' equity ............................          88,345         153,131
                                                               -----------     -----------

        Total partners' equity ...........................       7,849,445      14,328,029
                                                               -----------     -----------

                                                               $11,911,867     $14,617,887
                                                               ===========     ===========

                       See notes to financial statements.

                                       NATIONAL LEASE INCOME FUND 6 L.P.

                                            STATEMENTS OF OPERATIONS


                                                 For the three months ended       For the nine months ended
                                                        September 30,                    September 30,
                                                ----------------------------      ----------------------------
                                                    1998             1997            1998              1997
                                                -----------      -----------      -----------      -----------
 Revenues
      Rental ..............................     $   298,827      $   721,289      $ 1,479,827      $ 2,163,868
      Interest ............................          48,888           49,181          181,892          140,722
      Other ...............................            --               --              2,240             --
                                                -----------      -----------      -----------      -----------

                                                    347,715          770,470        1,663,959        2,304,590
                                                -----------      -----------      -----------      -----------

 Costs and expenses
      Operating ...........................         354,136           86,847          906,773          173,261
      Depreciation ........................         109,075          536,842          483,069        1,610,508
      Fees to affiliates ..................          14,941           36,064          199,991          137,194
      General and administrative ..........           2,587           41,307          122,684          173,070
                                                -----------      -----------      -----------      -----------

                                                    480,739          701,060        1,712,517        2,094,033
                                                -----------      -----------      -----------      -----------

                                                   (133,024)          69,410          (48,558)         210,557

      Gain on sale of aircraft, net .......         357,966             --            357,966             --
                                                -----------      -----------      -----------      -----------

 Net income ...............................     $   224,942      $    69,410      $   309,408      $   210,557
                                                ===========      ===========      ===========      ===========

 Net income attributable to
      Limited partners ....................     $   222,693      $    68,716      $   306,314      $   208,451
      General partners ....................           2,249              694            3,094            2,106
                                                -----------      -----------      -----------      -----------

                                                $   224,942      $    69,410      $   309,408      $   210,557
                                                ===========      ===========      ===========      ===========


 Net income per unit of limited partnership
      interest (300,005 units outstanding)      $       .74      $       .23      $      1.02      $       .69
                                                ===========      ===========      ===========      ===========

                       See notes to financial statements.

                              NATIONAL LEASE INCOME FUND 6 L.P.

                                STATEMENT OF PARTNERS' EQUITY





                                               Limited           General           Total
                                              Partners'         Partners'        Partners'
                                               Equity            Equity           Equity
                                            ------------      ------------      ------------

Balance, January 1, 1998 ..............     $ 14,174,898      $    153,131      $ 14,328,029

Net income for the nine months
     ended September 30, 1998 .........          306,314             3,094           309,408

Distributions for the nine months ended
     September 30, 1998 ($22.40 per
     limited partnership unit) ........       (6,720,112)          (67,880)       (6,787,992)
                                            ------------      ------------      ------------

Balance, September 30, 1998 ...........     $  7,761,100      $     88,345      $  7,849,445
                                            ============      ============      ============


                       See notes to financial statements.

                              NATIONAL LEASE INCOME FUND 6 L.P.

                                  STATEMENTS OF CASH FLOWS


                                                               For the nine months ended
                                                                      September 30,
                                                               ----------------------------
                                                                  1998              1997
                                                               -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ..........................................     $   309,408      $   210,557
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation .....................................         483,069        1,610,508
        Amortization of deferred costs ...................          84,209           84,387
        Gain on sale of aircraft, net ....................        (357,966)            --
     Changes in assets and liabilities
        Other receivables and prepaid expenses ...........          (1,935)          15,965
        Accounts receivable ..............................            --             (1,072)
        Accounts payable and accrued expenses ............         134,610          (27,028)
        Due to affiliates ................................          14,941             --
        Deferred aircraft upgrade payable ................        (100,000)            --
        Deferred income ..................................         (34,625)            --
                                                               -----------      -----------

            Net cash provided by operating activities ....         531,711        1,893,317
                                                               -----------      -----------

Cash flows from investing activities
     Proceeds from sale of aircraft, net .................       3,763,343             --
     Note receivable collections .........................           3,481          239,685
                                                               -----------      -----------

        Net cash provided by investing activities ........       3,766,824          239,685
                                                               -----------      -----------

Cash flows from financing activities
     Distributions to partners ...........................      (3,030,354)      (1,454,569)
                                                               -----------      -----------

Net increase in cash and cash equivalents ................       1,268,181          678,433

Cash and cash equivalents, beginning of period ...........       4,796,456        3,481,745
                                                               -----------      -----------

Cash and cash equivalents, end of period .................     $ 6,064,637      $ 4,160,178
                                                               ===========      ===========

                       See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and the associate general partner. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., a Maryland corporation. Effective as of August 28, 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio") pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the nine months ended September 30, 1998, reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $9,172.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $73,991 and $108,194 for the nine months ended September 30, 1998 and 1997, respectively.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)


         During the operating and liquidating stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. The Partnership incurred partnership management fees of $126,000 and $29,000 for the nine months ended September 30, 1998 and 1997.

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

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performed certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Fieldstone continued to perform such services until July 31, 1998.

4        DISTRIBUTION TO PARTNERS


         Distribution payable to the Limited Partners and General Partners of $3,720,062 ($12.40 per unit) and $37,576, respectively, at September 30, 1998 were paid in November 1998.


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

         a.      Continental Micronesia, Inc. (continued)

         operation (the "Air Mike Leases"). Each Air Mike Lease provided for a monthly base rent of $69,250, subject to adjustments for rent credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and were repaid by the Partnership through the application of rent credits such that Continental recouped the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum.

         In addition, Continental has made certain other modifications to such aircraft. The Partnership provided financing for the rent credits ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee repaid Lessor Financing Credits through monthly installments which were amortized at the rate of 9.31% per annum over 36 months. Through September 30, 1998, the Partnership had provided financing aggregating approximately $1,308,000. As discussed in Note 6, the Partnership sold one of the aircraft to an unaffiliated third party during the third quarter of 1998. Additionally, the Partnership has agreed to extend the term of the lease with respect to the second aircraft until December 31, 1999 at the same lease rate. The net carrying value of the aircraft aggregated $3,327,375 (one aircraft) and $7,215,657 (two aircraft) (net of allowances for equipment impairment aggregating $5,004,725 and $10,009,450 provided in prior periods) at September 30, 1998 and December 31, 1997, respectively.

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

         b.      Tax assessment (continued)

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

6.       AIRCRAFT SALE

         On September 23, 1998, the Partnership closed the sale of one Boeing 727-227 aircraft to an unaffiliated third party for proceeds of $3,893,000, exclusive of selling expenses of approximately $130,000. At the time of sale, the aircraft had a net carrying value of approximately $3,405,000 at the time of sale.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


The Partnership declared a cash distribution of $12.40 per unit of limited partnership interest totaling $3,757,638 which was paid in November 1998. After giving effect to the foregoing distribution, the Partnership had cash available of approximately $2,051,000, inclusive of the original general working capital reserve of $1,500,000.

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

The anticipated cash flow for the remainder of 1998, together with available reserves, provide reasonable assurance that all of the Partnership's operating needs, such as administrative costs and management fees, will be met in the foreseeable future. The Partnership's ability to make future distributions will be impacted by its obligation to pay such costs.

Set forth below is a description of various transactions which have impacted the liquidity of the Partnership during 1998 and 1997:

(i) On March 31, 1993, the Partnership leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Each Air Mike Lease provided for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and were repaid by the Partnership through the application of rental credits such that Continental recouped the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum.

         Further, Continental has made certain other modifications to the aircraft for which the Partnership has agreed to provide financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee repaid any Lessor Financing Credits through monthly payments which were amortized at the rate of 9.31% per annum over 36 months. Through September 30, 1998, the Partnership had provided financing aggregating approximately $1,308,000 and all of such amount have been repaid.

         During the nine months ended September 30, 1998, the Partnership collected proceeds of approximately $3,763,000 or $12.42 per Unit from the sale of one of the two aircraft leased to Continental as discussed in Note 6. Additionally, the Partnership has agreed to extend the lease of the second aircraft until December 31, 1999 at the same lease rate. At September 30, 1998, the net carrying value of the one remaining aircraft aggregated $3,327,375 (net of allowances for equipment impairment aggregating $5,004,725 provided in prior periods).

(ii) On December 5, 1997, the leases of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their terms. The Partnership and Southwest agreed to a short term extension of such leases to facilitate the orderly return of the Aircraft. In January 1998, one of the aircraft was returned and the second was returned in August 1998. At September 30, 1998, the net carrying value of the Southwest Aircraft aggregated $2,463,880 (net of allowances for equipment impairment aggregating $10,400,000 previously provided).

As of September 30, 1998, the Partnership remained the owner of three aircraft and related engines as well as additional aircraft engine components, which in the aggregate represented 100% of its remaining equipment, on an original cost basis. Such aircraft and engine had an original cost of approximately $40,630,000 (net carrying value of approximately $5,790,000). All associated nonrecourse debt related to the aircraft has been repaid.

The Partnership intends to attempt to sell the three remaining aircraft as promptly as possible with a view towards liquidating the Partnership's entire portfolio and winding up the business of the Partnership prior to the end of 1999.

At the present time, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

In July 1998, the Partnership received a proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") aggregating approximately $1,757,000 (including interest and penalties) for the years 1987 through 1995. The state is alleging that GET is owed by the Partnership with respect to rents received from Aloha Airlines, Inc. ("Aloha") and Hawaiian Airlines, Inc. ("Hawaiian") under the leases between the Partnership and each of the airlines.

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

Results of Operations

Net income increased for the three and nine month periods ended September 30, 1998 as compared to the three and nine month periods ended September 30, 1997 principally due to the gain recognized from the sale of an aircraft as discussed in Note 6 and the overall reduction in expenses which was offset by the reduction in revenue.

Revenues decreased overall for the three and nine month periods ended September 30, 1998 compared to the corresponding periods of the prior year. Rental income decreased due to the expiration of the Southwest lease in accordance with its terms subsequent to the prior year's period and the sale of one Boeing 727 aircraft which was leased to Continental Micronesia Inc.

Interest income increased for the nine month period ended September 30, 1998 compared to the corresponding periods of the prior year due to higher cash balances available for short term investments, but decreased slightly for the three months period ended September 30, 1998 compared to the same period in 1997.

Operating expenses increased for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods of the prior year due to costs associated with the off-lease aircraft in order to comply with certain airworthiness directives issued by the Federal Aviation Authority as well as expenses related to the return and storage of the aircraft.

Depreciation expense decreased for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods of the prior year due to the disposition of certain equipment subsequent to the prior year's period, as well as to the fact that certain equipment reached salvage value prior to the current year's period.

Fees to affiliates decreased for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods of the prior year due to a decrease in partnership management fees resulting from a decrease in distributable cash from operations as well as lower equipment management fees due to reduced rentals on which such fee is based.

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


                                             National Lease Income Fund 6 L.P.
                                    By:      ALI Equipment Management Corp.
                                             Managing General Partner






                                             /s Allan B. Rothschild
                                             ----------------------
                                             Allan B. Rothschild
                                             President





                                             /s/Lawrence Schachter
                                             ---------------------
                                             Lawrence Schachter
                                             Senior Vice President and
                                             Chief Financial Officer





Date: November 12, 1998