Form 10-K
period 1998-12-31
NATIONAL LEASE INCOME FUND 6 LP
filed 1999-03-31
CIK 799034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
December 31, 1998                                                 Number 0-15643

                        NATIONAL LEASE INCOME FUND 6 L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-3275922
          --------                                           ----------
 (State or other jurisdiction                              (IRS Employer
  of incorporation or organization)                       Identification No.)



411 West Putnam Avenue, Suite 270, Greenwich, CT               06830
------------------------------------------------               -----
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including
  area code                                                  203-862-7444
                                                             ------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        YES  [ X ]           NO   [   ]

         There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

                       Documents Incorporated by Reference
                       -----------------------------------

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

In an offering, which terminated on June 30, 1988, Registrant sold 300,000 units of limited partnership interest (the "Units") for gross proceeds aggregating $150,000,000. As of December 31, 1988, substantially all of the net proceeds available for investment had been invested in equipment. Reference is made to the Prospectus of Registrant, dated December 31, 1986, as supplemented by supplements dated March 13, 1987, July 6, 1987, September 1, 1987, November 30, 1987, March 25, 1988 and May 16, 1988 (the "Prospectus"). The Prospectus is incorporated herein by reference (see Exhibit 28).

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

On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partners and Registrant. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

At January 1, 1998, Registrant's remaining portfolio consisted of equipment with an original cost of approximately $54,413,000 (net carrying value of approximately $9,680,000) of which approximately $1,969,000 (fully depreciated at January 1, 1998) was off-lease.

During the year ended December 31, 1998, Registrant sold one Boeing 727-227 aircraft originally purchased for approximately $13,782,000 and which had a net carrying value of $3,405,000 at the time of disposition (net of allowances for equipment impairment aggregating approximately $5,005,000 provided in prior years with respect to such equipment), for net sale proceeds of approximately $3,763,000, or approximately $12.42 per Unit.

As of December 31, 1998, Registrant was the owner of three aircraft and related engines as well as one additional aircraft engine and components, which in the aggregate represented 100% of its remaining equipment on an original cost basis. The lease of two aircraft expired in January 1998 and August 1998 and the third lease is scheduled to expire on December 31, 1999. Registrant also owns one Rolls Royce engine (the "Hawaiian Engine") that had previously been leased to Hawaiian Airlines, Inc. ("Hawaiian") and which is currently off-lease.

Registrant is attempting to sell the three remaining aircraft as promptly as possible with a view towards liquidating Registrant's entire portfolio and winding up its business prior to the end of 1999.

Description of Business

Registrant's revenues from equipment are derived primarily from lease payments from lessees. None of such lessees are affiliated with Registrant. During 1998, lease payments from the following lessees were the source of 10% or more of Registrant's leasing revenues: Continental Micronesia, Inc. ("Air Micronesia") (76%) and Southwest Airlines Co. ("Southwest") (24%). Registrant's sole remaining lease is with Air Micronesia.

Competition

The equipment leasing industry, particularly as it relates to aircraft, is highly competitive. The aircraft leasing industry offers users an alternative to the purchase of nearly every type of aircraft. The competitive conditions vary considerably depending on the type of aircraft and the nature of the prospective user.

Registrant has encountered competition in attempting to re-lease or sell its aircraft as they have come off-lease due to a surplus in the market of narrow-body aircraft similar to the aircraft owned by Registrant. The substantial costs required to maintain and bring used aircraft into compliance with United States Federal Aviation Administration ("FAA") noise and maintenance requirements are the primary factors, which have adversely affected the narrow body aircraft market. In addition, Registrant's aircraft will also have to compete with newer, more fuel-efficient aircraft, which comply with the FAA noise requirements. Registrant also believes that as a result of the factors listed above there has been a significant decline in the re-sale value of narrow-body aircraft of the types owned by Registrant.

Registrant may need to use cash, which would otherwise be available for distribution, to upgrade or enhance off-lease aircraft if Registrant determines that such expenditures are in its best interest in order to maximize the remarketing value of such aircraft. Furthermore, because of market conditions, Registrant may be required to bear some of the related costs of compliance with mandatory federal regulations covering maintenance and upgrading of aging aircraft.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 8, "Financial Statements and Supplemental Data", for further information.

Employees

Registrant does not have any employees. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant. NorthStar Presidio also performed similar services for other affiliates of the Managing General Partner. Integrated Resources Equipment Group, Inc. ("IREG"), an indirect subsidiary of Presidio, manages Registrant's equipment portfolio pursuant to a management agreement. See Item 10, "Directors and Executive
Officers of Registrant", Item 11, "Executive Compensation", and Item 13, "Certain Relationships and Related Transactions".

Foreign Operations

Registrant owns one aircraft, which is currently being operated by Air Micronesia in Southeast Asia. (See Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Item 2.           Properties

The following table sets forth the equipment owned by Registrant as of March 1, 1999:

       Type of Equipment                   Date of Purchase                  Type of Ownership or Interest
       -----------------                   ----------------                  -----------------------------
One Rolls Royce Aircraft Engine           September 30, 1987           Full ownership, not subject to any lien.
and Components

One Boeing 727-227 Aircraft               July 1987                    Full ownership, not subject to any lien.

Two Boeing 737-200 Aircraft               February 28, 1989            Full ownership, not subject to any lien.


Item 3.           Legal Proceedings

None.



Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

(a) There is no developed public market for the Units of Registrant.

As of March 1, 1999, there were approximately 10,200 record holders of Units of Registrant owning an aggregate of 300,005 Units.

During the past two years, Registrant made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

   Distribution with respect           Amount of Distribution Per Unit(1)
   to Quarter Ended
--------------------------------------------------------------------------------
                                             1998                   1997
                                          ----------            ----------
   March 31                               $        -            $     2.30
   June 30                                $    10.00            $        -
   September 30                           $    12.40            $        -
   December 31                            $        -            $        -

-------------

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

(b) Not applicable.

Item 6.           Selected Financial Data

                                                          Year ended December 31,
                               ---------------------------------------------------------------------------
                                   1998            1997            1996           1995            1994
                               -----------     -----------     -----------     -----------     -----------
Revenues (1) .............     $ 1,917,930     $ 3,069,420     $ 3,274,777     $ 4,794,552     $10,230,235
Net Income (Loss)
  (1) (2) (3) (4) ........     $   172,681     $   640,155     $   235,176     $ 1,732,664     $ 2,258,086
Net income (Loss)
  Per Unit (1) (2) (3) (4)     $       .57     $      2.11     $       .78     $      5.72     $      7.45
Distribution Per Unit ....     $     22.40     $      2.30     $      9.85     $     36.00     $     19.50
Total Assets .............     $ 8,021,712     $14,617,887     $15,492,237     $19,014,283     $29,268,853
Long-Term Obligations ....     $      --       $      --       $      --       $      --       $      --
Total Partners' Equity ...     $ 7,712,718     $14,328,029     $14,384,855     $17,134,577     $26,311,188

    (1)  Included in these amounts are $228,113,  $198,047,  $218,863,  $380,660 and $225,255 of interest income from short-term investments for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Additionally, revenues include interest income from leases accounted for under the financing method of $776, $43,006 and $251,463, for the years ended December 31, 1996, 1995 and 1994, respectively. Such amounts are included in Net Income (Loss).

    (2) Reflected in such amounts are provisions for equipment impairments aggregating $50,000, $8,000 and $1,740,000, for the years ended December 31, 1996, 1995 and 1994, respectively, with respect to certain equipment.

    (3) Included in such amounts are gains (losses) on the disposition of equipment of $357,966, $10,597, $(46,643), $562,932 and $54,420 for the
         years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Additionally, Registrant realized a gain from the sale of the marketable securities of $398,377 for the year ended December 31, 1995.

    (4) Included in such amounts is a provision for doubtful accounts of $202,626 for the year ended December 31, 1994.


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources


During 1998, Registrant generated distributable cash from operations of approximately $512,000 or approximately $1.69 per Unit and distributable cash from sales of approximately $3,763,000 or approximately $12.42 per Unit. Registrant made cash distributions to limited partners in 1998 of $22.40 per Unit, which included $8.31 per Unit attributable to undistributed cash from operations from prior periods. As of December 31, 1998, Registrant had operating reserves of approximately $2,020,000 (or approximately $6.67 per Unit) which was comprised of undistributed cash from operations and sales of approximately $520,000 as well as the original working capital of $1,500,000 (1% of original offering proceeds). Although expense levels have been reduced, most of Registrant's future administrative expenses (i.e., accounting and investor services, including printing) are fixed and thus will not decrease significantly during future operating periods. Other expenses such as insurance and fees to affiliates will decline during such periods.

During 1999, Registrant anticipates receiving approximately $831,000 of rentals from one non-cancelable lease accounted for as an operating lease which represents approximately $2.74 per Unit. The foregoing per Unit amount does not reflect deductions for operating expenses and is not sufficient to maintain previous distribution levels. Distribution levels may fluctuate based upon the proceeds generated by the sales of Registrant's remaining assets (such as aircraft) and requirements for operating reserves, if any. Equipment with an original cost of approximately $26,849,000 was off-lease at December 31, 1998.

Set forth below is a description of various transactions, which have impacted the liquidity of Registrant during 1998 and 1997:

(i) Registrant anticipates that it will encounter competition in attempting to sell the Hawaiian Engine due to its condition as well as due to a surplus in the market for engines. In November 1997, Registrant sold certain engine components to an unaffiliated third party for net sale proceeds aggregating $6,737. Such equipment, net of allowances for equipment impairment aggregating $1,427,250 previously provided, had a zero carrying value when sold.

         At December 31, 1998, the Hawaiian Engine (net of allowances for equipment impairment aggregating $1,167,750 previously provided) was fully depreciated.

(ii) On March 31, 1993, Registrant leased two Boeing 727-227 Advanced aircraft to Continental Airlines, Inc. ("Continental") for a term of approximately 69 months to be used by Continental's Air Micronesia operation (the "Air Mike Leases").

         Each Air Mike Lease provided for a monthly base rent of $69,250, subject to adjustments for rental credits relating to initial modifications (the "Initial Modifications") which include Traffic Collision Avoidance Systems, windshear detection and upgraded avionics, aggregating approximately $1,308,000 for both aircraft. Such modifications were funded by Continental and were repaid by Registrant through the application of rental credits such that Continental recouped the aggregate cost of the Initial Modifications over a 36-month period with interest at 9.31% per annum.

         Further, Continental has made certain other modifications to the aircraft which Registrant provided financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee repaid Lessor Financing Credits through monthly payments which were amortized at the rate of 9.31% per annum over 36 months. Through December 31, 1998, Registrant had provided financing aggregating approximately $1,308,000. Such amount, net of amounts repaid, was reflected on the balance sheets at December 31, 1997 as Note Receivable. Registrant sold one aircraft to an unaffiliated third party during the third quarter of 1998. Additionally, Registrant has agreed to extend the term of the lease with respect to the second aircraft until December 31, 1999 at the same lease rate.

         At December 31, 1998, the net carrying value of the aircraft aggregated approximately $3,233,900 (net of allowances for equipment impairment aggregating approximately $5,005,000 provided in prior periods).

(iii) On November 30, 1994, the leases with Southwest Airlines, Co. ("Southwest") of two Boeing 737-200 aircraft (the "Southwest Aircraft") were scheduled to expire in accordance with their original terms. The associated nonrecourse debt was repaid upon the receipt of the final rental installment for the initial lease term. Southwest and Registrant agreed to extend Southwest's leases for one additional year for a monthly rent of approximately 28% of the original lease rate. On November 30, 1995, the extension with Southwest was scheduled to expire in accordance with its terms and Southwest and Registrant agreed to extend the leases for two additional years at 125% of the then current lease rate. Registrant and Southwest had agreed to a short-term extension of the leases to facilitate the return of the aircraft. In January 1998, one of the aircraft was returned and the second was returned in August 1998. At December 31, 1998, the net carrying value of the Southwest Aircraft aggregated approximately $2,463,800 (net of allowances for equipment impairment aggregating of $10,400,000 previously provided).

As of December 31, 1998, Registrant was the owner of three aircraft and related engines as well as one additional aircraft engine and components, which in the aggregate represented 100% of its remaining equipment, on an original cost basis. Such aircraft and engine had an original cost of approximately $40,631,000 (net carrying value of approximately $5,698,000).

Registrant may need to use cash, which would otherwise be available for distribution, to upgrade or enhance off-lease aircraft if Registrant determines that such expenditures are in its best interest in order to maximize the remarketing value of such aircraft.

During 1998, Registrant sold one Boeing 727-227 aircraft originally purchased for approximately $13,782,000 and which had a net carrying value of $3,405,000 at the time of disposition (net of allowances for equipment impairment aggregating approximately $5,005,000 provided with respect to such equipment) for net sale proceeds of approximately $3,763,000, or approximately $12.42 per Unit.

Registrant is attempting to sell its three remaining aircraft and Hawaiian Engine as promptly as possible with a view towards liquidating Registrant's entire portfolio and winding up the business of Registrant prior to the end of 1999.

Inflation and changing prices have not had any material effect on Registrant's revenues since its inception nor does Registrant anticipate any material effect on its business from these factors.


Year 2000 compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. Registrant and NorthStar Presidio recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

NorthStar Presidio is in the process of assessing its internal computer information systems and is taking the steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, NorthStar Presidio has installed a new fully compliant accounting and reporting system. NorthStar Presidio is also reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to ensure compliance.

Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, NorthStar Presidio does not believe that these costs will have a material adverse effect on Registrant's business, financial condition or results. Where Registrant's present intention is to wind up its business prior to the end of 1999, it is possible that there could be adverse consequences to Registrant as a result of Year 2000 issues that are outside Registrant's control. NorthStar Presidio is in the preliminary stages of evaluating these issues and will be developing contingency plans.

Results of Operations - 1998 as Compared to 1997

Rental revenues decreased by approximately 41% for the year ended December 31, 1998 as compared to the year ended December 31, 1997, due to the expiration of certain leases in accordance with the terms of such leases.

Interest income increased by approximately 15% for 1998, as compared to 1997, primarily because of higher balances available for investment in 1998.

Operating expenses significantly increased for 1998 as compared to 1997, due to the increase in costs associated with the off-lease aircraft in order to comply with certain airworthiness directives issued by the Federal Aviation Authority as well as expenses related to the return and storage of the aircraft.

Fees to affiliates increased by approximately 21% for 1998 as compared to 1997, due primarily to an increase in partnership management fees in 1998 offset by a decrease in equipment management fees resulting from the reduction in rentals (which include operating and financing leases) on which such fees are based.

Depreciation expense decreased by approximately 68% for 1998 as compared to 1997, due to the disposition or sale of certain equipment during 1998, as well as to the fact that certain equipment was fully depreciated during or prior to 1998.

Additionally, Registrant did not provide any allowances for equipment in 1998.

General and administrative expenses decreased 27% for 1998 as compared to 1997, primarily due to a decrease in investor relations expenses.

Registrant recognized aggregate net gain of approximately $358,000 for 1998 and $11,000 for 1997, in connection with its sales of equipment. During 1998, Registrant sold equipment, which it had originally purchased for approximately $13,782,000 inclusive of associated acquisition fees, for net sales proceeds of approximately $3,763,000.

The principal reasons for the change in Registrant's net income of approximately $173,000 recognized for 1998 as compared to the net income of approximately $640,000 recognized for 1997 are:

(i) the reduction in rental revenue, approximately $1,688,000 for 1998 compared to approximately $2,875,000 for 1997, and an increase in interest income recognized of approximately $228,000 for 1998 as compared with approximately $198,000 for 1997; and

(ii) the decrease in depreciation and general and administrative expense offset by an increase in operating and fees to affiliates; offset by

(iii)    the  increase   with  regard  to  gains  on  the  sale  of   equipment,
         approximately $358,000 for 1998 compared to approximately $11,000 for 1997.


Results of Operations - 1997 as Compared to 1996

Rental revenues decreased by approximately 6% for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This was due to the expiration of certain leases in accordance with the original terms of such leases, as well as the sale or disposition of certain equipment during 1996 and 1997.

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

General and administrative expenses increased 4% for 1997 as compared to a decrease of 16% for 1996, primarily due to an increase in legal fees.

Registrant did not incur any interest expense for 1997 as compared to a decrease of 82% for 1996, due to the reduction of financed rent credits given to Air Mike in 1996.

Registrant recognized aggregate net gains of approximately $11,000 for 1997 and aggregate net losses of approximately $47,000 for 1996, in connection with its sales of equipment. During 1997, Registrant sold equipment, which it had originally purchased for purchase prices aggregating approximately $2,600,000 inclusive of associated acquisition fees, for net sales proceeds aggregating approximately $10,600.

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

Item 7a.      Quantitative and Qualitative Disclosure  About Market Risk

Not applicable

Item 8.           Financial Statements and Supplemental Data.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                      INDEX

                                                                     Page
                                                                    Number
                                                                    ------

Independent Auditor's Report                                          F-1

Financial statements - years ended
  December 31, 1998, 1997 and 1996

      Balance sheets                                                  F-2
      Statements of income                                            F-3
      Statement of partners' equity                                   F-4
      Statements of cash flows                                        F-5
      Notes to financial statements                            F-6 through F-18

Schedule:

       II -- Valuation and Qualifying Accounts                 F-19 through F-20

All other schedules have been omitted because they are inapplicable or because they are included in the financial statements or notes thereto.

To the Partners of
National Lease Income Fund 6 L.P.
Greenwich, Connecticut


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of National Lease Income Fund 6 L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Lease Income Fund 6 L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Hays & Company
----------------------
    Hays & Company
    February 19, 1999
    New York, New York

                            NATIONAL LEASE INCOME FUND 6 L.P.

                                     BALANCE SHEETS

                                                                   December 31,
                                                            ---------------------------
                                                                1998            1997
                                                            -----------     -----------
ASSETS

     Leased equipment - net                                 $ 3,233,889     $ 9,679,601
     Equipment held for sale - net                            2,463,781            --
     Cash and cash equivalents                                2,287,311       4,796,456
     Deferred costs                                              28,354         112,161
     Other receivables and prepaid expenses                       8,377          26,188
     Note receivable                                               --             3,481
                                                            -----------     -----------

                                                            $ 8,021,712     $14,617,887
                                                            ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses                  $   249,040     $   220,608
     Deferred income                                             34,625          69,250
     Due to affiliates                                           25,329            --
                                                            -----------     -----------

        Total liabilities                                       308,994         289,858
                                                            -----------     -----------

Commitments and contingencies (Notes 3, 4, 5, 8 and 10)

Partners' equity
     Limited partners' equity (300,005 units issued
        and outstanding)                                      7,625,740      14,174,898
     General partners' equity                                    86,978         153,131
                                                            -----------     -----------

        Total partners' equity                                7,712,718      14,328,029
                                                            -----------     -----------

                                                            $ 8,021,712     $14,617,887
                                                            ===========     ===========

                                       F-2

                       See notes to financial statements.

                              NATIONAL LEASE INCOME FUND 6 L.P.

                                     STATEMENTS OF INCOME


                                                            Year ended December 31,
                                               ---------------------------------------------
                                                  1998              1997             1996
                                               -----------      -----------      -----------
Revenues
     Rental                                    $ 1,687,577      $ 2,875,508      $ 3,051,681
     Interest                                      228,113          198,047          219,639
     Other                                           2,240           (4,135)           3,457
                                               -----------      -----------      -----------

                                                 1,917,930        3,069,420        3,274,777
                                               -----------      -----------      -----------

Costs and expenses
     Operating                                   1,142,790          231,105          213,307
     Depreciation                                  576,554        1,797,526        2,226,515
     Fees to affiliates                            210,379          173,257          265,386
     General and administrative                    173,492          237,974          229,571
     Provision for equipment impairment               --               --             50,000
     Interest                                         --               --              8,179
                                               -----------      -----------      -----------

                                                 2,103,215        2,439,862        2,992,958
                                               -----------      -----------      -----------

                                                  (185,285)         629,558          281,819

Gain (loss) on sale of equipment - net             357,966           10,597          (46,643)
                                               -----------      -----------      -----------

Net income                                     $   172,681      $   640,155      $   235,176
                                               ===========      ===========      ===========


Net income attributable to
     Limited partners                          $   170,954      $   633,753      $   232,824
     General partners                                1,727            6,402            2,352
                                               -----------      -----------      -----------

                                               $   172,681      $   640,155      $   235,176
                                               ===========      ===========      ===========

Net income per unit of limited partnership
     interest (300,005 units outstanding)      $       .57      $      2.11      $       .78
                                               ===========      ===========      ===========

                       See notes to financial statements.

                                 NATIONAL LEASE INCOME FUND 6 L.P.

                                   STATEMENT OF PARTNERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                     Limited           General           Total
                                                     Partners'         Partners'        Partners'
                                                      Equity            Equity           Equity
                                                  ------------      ------------      ------------
Balance, January 1, 1996                          $ 16,953,382      $    181,195      $ 17,134,577

Net income - 1996                                      232,824             2,352           235,176

Distributions to partners ($9.85 per limited
     partnership unit)                              (2,955,049)          (29,849)       (2,984,898)
                                                  ------------      ------------      ------------

Balance, December 31, 1996                          14,231,157           153,698        14,384,855

Net income - 1997                                      633,753             6,402           640,155

Distributions to partners ($2.30 per limited
     partnership unit)                                (690,012)           (6,969)         (696,981)
                                                  ------------      ------------      ------------

Balance, December 31, 1997                          14,174,898           153,131        14,328,029

Net income - 1998                                      170,954             1,727           172,681

Distributions to partners ($22.40 per limited
     partnership unit)                              (6,720,112)          (67,880)       (6,787,992)
                                                  ------------      ------------      ------------

Balance, December 31, 1998                        $  7,625,740      $     86,978      $  7,712,718
                                                  ============      ============      ============

                       See notes to financial statements.

                                      NATIONAL LEASE INCOME FUND 6 L.P.

                                          STATEMENTS OF CASH FLOWS

                                                                       Year ended December 31,
                                                              ---------------------------------------------
                                                                   1998            1997             1996
                                                              -----------      -----------      -----------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

Cash flows from operating activities
     Net income                                               $   172,681      $   640,155      $   235,176
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation                                              576,554        1,797,526        2,226,515
        Amortization of deferred costs                            112,161          112,516          112,516
        (Gain) loss on sale of equipment - net                   (357,966)         (10,597)          46,643
        Provision for equipment impairment                           --               --             50,000
     Changes in assets and liabilities
        Other receivables and prepaid expenses                     17,811            8,424           (3,507)
        Accounts receivable                                          --              2,788            3,840
        Accounts payable and accrued expenses                          78           11,591             (748)
        Deferred income                                           (34,625)            --            (41,603)
        Due to affiliates                                          25,329          (71,527)          47,786
                                                              -----------      -----------      -----------

                Net cash provided by operating activities         512,023        2,490,876        2,676,618
                                                              -----------      -----------      -----------

Cash flows from investing activities
     Purchase of leased equipment - upgrades                         --               --           (261,539)
     Proceeds from disposition of leased equipment              3,763,343           10,597          249,161
     Note receivable collections                                    3,481          267,807          499,496
     Minimum lease payments received on financing
        leases, net of interest earned                               --               --              8,300
     Other non-operating payments                                    --               --            (61,667)
                                                              -----------      -----------      -----------

                Net cash provided by investing activities       3,766,824          278,404          433,751
                                                              -----------      -----------      -----------

                                      NATIONAL LEASE INCOME FUND 6 L.P.

                                          STATEMENTS OF CASH FLOWS

                                                                       Year ended December 31,
                                                              ---------------------------------------------
                                                                   1998            1997             1996
                                                              -----------      -----------      -----------
Cash flows from financing activities
     Distributions to partners                                 (6,787,992)      (1,454,569)      (3,439,451)
                                                              -----------      -----------      -----------

Net (decrease) increase in cash and
     cash equivalents                                          (2,509,145)       1,314,711         (329,082)
Cash and cash equivalents, beginning of year                    4,796,456        3,481,745        3,810,827
                                                              -----------      -----------      -----------

Cash and cash equivalents, end of year                        $ 2,287,311      $ 4,796,456      $ 3,481,745
                                                              ===========      ===========      ===========

Supplemental disclosure of cash flow information
     Interest paid                                            $      --        $      --        $     8,179
                                                              ===========      ===========      ===========

                       See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

      Acquisitions of equipment during the year ended December 31, 1996 were made to satisfy prior purchase commitments including modifications made to certain aircraft and upgrades to equipment currently on lease.


      The Partnership is attempting to sell the three remaining aircraft as promptly as possible with a view towards liquidating the Partnership's entire portfolio and winding up its business prior to the end of 1999.


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

      Leased equipment and equipment held for sale

The cost of leased equipment and equipment held for sale represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or net realizable value.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Leased equipment and equipment held for sale (continued)

      Depreciation is computed using the straight-line method over the estimated useful lives of such assets (five years for equipment for management information systems, eight years for telephone equipment and aerial lift platforms, 12 years for intercity buses and 13 to 18 years for aircraft and aircraft-related equipment). The Partnership capitalizes major additions to its aircraft and depreciates such capital improvements over the remaining estimated useful life of such aircraft. Depreciation is not computed for equipment held for sale.

      When equipment is sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a periodic review of all equipment in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment may not be recoverable.

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

      Fair value of financial instruments

      The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Note receivable

      Note receivable represented financing provided by the Partnership to a lessee of certain aircraft for modifications made to such aircraft. Such note was repaid in January 1998 with interest at a rate of 9.31% per annum.

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

3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") were wholly owned subsidiaries of Integrated Resources, Inc. ("Integrated") through November

                         NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 3     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

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

      Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the general partners. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the general partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. Presidio was also a party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of the General Partners.

      On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the general partner and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

      Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the general partners tendered their resignation. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the general partners.

                         NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

      The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of gross rental revenues if services are performed by third parties under the active supervision of IREG as defined in the Limited Partnership Agreement. During the years ended December 31, 1998, 1997 and 1996, the Partnership incurred expenses of $84,379, $144,257 and $149,445, respectively, for such management services.

      During the operating and liquidating stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to possible increase after the limited partners have received certain specified minimum returns on their investment. For the years ended
      December 31, 1998, 1997 and 1996, the Partnership incurred partnership management fees of $126,000, $29,000 and $115,941, respectively. Such amounts are included in fees to affiliates in the statements of income.

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

      Upon the ultimate liquidation of the Partnership, the general partners may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit which could result in distributions to the limited partners of less than recorded equity.

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

                         NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4      LEASED EQUIPMENT

      Leased equipment

                                                                                    December 31,
                                                                       -------------------------------------
                                                                              1998                 1997
                                                                       -----------------     ---------------

         Transportation and related  equipment (net of
            accumulated  depreciation of  $5,543,386  and
             $22,354,618  and  an  allowance for
             equipment impairment of $5,004,725 and
             $20,409,450)                                             $       3,233,889     $      9,679,601
                                                                      =================     ================

      Leases on the Partnership's transportation equipment expired during 1998. The Partnership agreed to extend the term of one lease until December 31, 1999 at the same lease rate.


      Equipment held for sale


      Equipment held for sale consists of certain transportation equipment, with an aggregate net carrying value of $2,463,781 and $0 (net of accumulated depreciation of $12,817,338 and $801,450 and an allowance for equipment impairment of $11,567,750 and $1,167,750) at December 31, 1998 and 1997,
      respectively.

                         NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


5      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

                                                             December 31,
                                                 -----------------------------------
                                                       1998                1997
                                                 ---------------     ---------------
         Professional fees                       $       116,956     $       107,345
         Lease overpayments                                8,835               8,835
         Operating expenses                              121,749             102,928
         Sales and property taxes                          1,500               1,500
                                                 ---------------     ---------------

                                                 $       249,040     $       220,608
                                                 ===============     ===============

6      PARTNERS' EQUITY

      The General Partners hold a 1% equity interest in the Partnership. At the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting does not appropriately reflect the limited partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. During 1997 the Partnership restated its financial statements to reallocate $1,500,025 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made retroactively as of the inception of the Partnership. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

                         NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

      A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                                  Year ended December 31,
                                                    ---------------------------------------------
                                                        1998             1997            1996
                                                    -----------      -----------      -----------
Net income per financial statements                 $   172,681      $   640,155      $   235,176
Difference between financial statements and tax
   basis treatment of advanced rental payments          (34,625)            --            (41,603)
Difference between financial statements and tax
   basis of equipment sold or disposed of             3,285,671             --             67,088
Provision for equipment impairment provided
   for financial statement purposes                        --               --             50,000
Minimum lease payments received, net of
   income earned on leases accounted
   for under the financing method                          --               --              8,300
Difference between advanced payments
   made over the amount recognized ratably
   over the respective periods for financial
   statements                                           112,161          112,516          112,516

Tax depreciation in excess of financial
   statement depreciation                            (1,788,251)        (602,489)        (336,825)

Deficiency (excess) of income accruals
   over expense accruals                                   --                 --              (11)
                                                    -----------      -----------      -----------

Net income per tax basis                            $ 1,747,637      $   150,182      $    94,641
                                                    ===========      ===========      ===========


                         NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


7     RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL
      STATEMENTS TO TAX BASIS (continued)

      The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                                     December 31,
                                                         -----------------------------------
                                                               1998                1997
                                                         ---------------     ---------------
         Net assets per financial statements             $     7,712,718     $    14,328,029

         Net carrying value of equipment                      (5,608,102)         (7,105,522)
         Syndication costs                                    16,875,000          16,875,000
         Advanced rental payments                                 34,625              69,250
         Deferred costs                                           --                (112,161)
                                                         ---------------     ----------------

         Net assets per tax basis                        $  19,014,241       $    24,054,596
                                                         ===============     ===============

8      MAJOR LESSEES

      Revenues from equipment leased to individual lessees, which generated 10% or more of rental revenues, are as follows:

                                                                           Year ended December 31,
                                                              -------------------------------------------------
                                                                   1998             1997              1996
                                                              -------------     -------------    --------------
              Two Boeing 737-200 aircraft                     $     406,000     $   1,200,000    $   1,200,000
                  % of leasing revenues                             24%              42%               39%
              (Southwest Airlines, Co.)


              Two Boeing 727-227 Advanced aircraft            $   1,281,000     $   1,662,000    $  1,662,000
                  % of leasing revenues                             76%              58%               54%
              (Continental Airlines, Inc.)

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


9      EQUIPMENT SALES

      Year ended December 31, 1996

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

      Year ended December 31, 1997

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

      Year ended December 31, 1998

      On September 23, 1998, the Partnership closed the sale of one Boeing 727-227 aircraft to an unaffiliated third party for proceeds of approximately $3,893,000, exclusive of selling expenses of approximately $130,000. At the time of sale, the aircraft had a net carrying value of approximately $3,405,000.

10     COMMITMENTS AND CONTINGENCIES

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

10    COMMITMENTS AND CONTINGENCIES (continued)

      a    Hawaiian Airlines, Inc. (continued)

           The Partnership anticipates it will encounter competition in attempting to sell one remaining Hawaiian Engine due to its current condition and a surplus in the market with respect to such engines. In November 1997, the Partnership sold certain engine components to an unaffiliated third party for net sale proceeds aggregating $6,737. Such equipment, net of allowances for equipment impairment aggregating $1,427,250 previously provided, had a zero carrying value.

           At December 31, 1998 and 1997, the one remaining Hawaiian Engine (net of allowances for equipment impairment aggregating $1,167,750 in 1998 and 1997 provided in prior periods) was fully depreciated and is included in equipment held for sale or lease.

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

           In addition, Continental has made certain other modifications to the aircraft. The Partnership provided financing for the modifications ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee repaid the Lessor Financing Credits through monthly installments which were being amortized at the rate of 9.31% per annum over 36 months. Through December 31, 1998, the Partnership had provided financing aggregating approximately $1,308,000. As discussed in Note 9, the Partnership sold one aircraft to an unaffiliated third party during the third quarter of 1998. Additionally, the Partnership has agreed to extend the term of the lease with respect to the second aircraft until December 31, 1999 at the same lease rate. The net carrying value of the aircraft aggregated approximately $3,234,000 and $7,216,000 (net of allowances for equipment impairment aggregating approximately $5,005,000 and $10,009,000 provided in prior periods) at December 31, 1998 and 1997, respectively.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

10    COMMITMENTS AND CONTINGENCIES (continued)

      b     Continental Micronesia, Inc. (continued)

           In April 1993, Continental transferred all of its rights and obligations under the Air Mike Leases to Air Micronesia, Inc., a stand-alone air carrier affiliated with Continental.

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

           The net carrying value of the Southwest Aircraft aggregated approximately $2,464,000 (net of allowances for equipment impairment aggregating approximately $10,400,000 previously provided) at December 31, 1998 and 1997.

      d     Tax assessment

           In July 1998, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") aggregating approximately $1,757,000 (including interest and penalties) for the years 1987 through 1995. The state is alleging that GET is owed by the Partnership with respect to rents received from Aloha Airlines, Inc. ("Aloha") and Hawaiian under the leases between the Partnership and each of the airlines.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

10    COMMITMENTS AND CONTINGENCIES (continued)

      d     Tax assessment (continued)

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

                                                  NATIONAL LEASE INCOME FUND 6 L.P.

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)

                                                                          Additions
                                                                 ------------------------------
                                                  Balance at      Charged to       Charged                             Balance
                                                 Beginning of     Costs and        to Other         Additions          at End
              Description                          Period          Expenses         Accounts       (Deductions)       of Period
                                                -------------    -------------    -------------    -------------     -------------
 YEAR ENDED DECEMBER 31, 1998

 Leased equipment accounted for
      under the operating method -
      valuation allowance for equipment
      impairment
      Transportation and related equipment      $  20,409,450    $          --    $      --        $ (5,004,725)(A)  $  5,004,725
                                                                                                    (10,400,000)(B)
 Equipment held for sale -
      valuation allowance for equipment
      impairment


      Transportation and related equipment      $   1,167,750    $          --    $          --    $ 10,400,000 (B)  $ 11,567,750
                                                -------------    -------------    -------------    -------------     -------------
                                                $  21,577,200    $          --    $          --    $ (5,004,725)     $ 16,572,475
                                                -------------    -------------    -------------    -------------     -------------
 YEAR ENDED DECEMBER 31, 1997

 Leased equipment accounted for
      under the operating method -
      valuation allowance for equipment
      impairment

      Equipment for management
         information systems                    $      22,435    $          --    $          --    $    (22,435)(A)  $         --
      Transportation and related equipment         20,409,450    $          --    $          --    $         -- (B)  $ 20,409,450

 Equipment held for lease or sale -
      valuation allowance for equipment
      impairment

      Transportation and related equipment      $   2,595,000    $          --    $          --    $ (1,427,250)(B)  $  1,167,750
                                                -------------    -------------    -------------    -------------     -------------
                                                $  23,026,885    $          --    $          --    $ (1,449,685)     $ 21,577,200
                                                -------------    -------------    -------------    -------------     -------------

                                                  NATIONAL LEASE INCOME FUND 6 L.P.

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)

                                                                             Additions
                                                                        ------------------------
                                                        Balance at      Charged to      Charged                           Balance
                                                      Beginning of      Costs and      to Other       Additions           at End
                   Description                           Period          Expenses       Accounts     (Deductions)        of Period
                   -----------                           ------          --------       --------     ------------        ---------
 YEAR ENDED DECEMBER 31, 1996

 Leased equipment accounted for
      under the operating method -
      valuation allowance for equipment
      impairment

      Equipment for management
         information systems                             $ 183,951       $ 50,000       $     --     $ (211,516) (A)    $    22,435
      Transportation and related equipment              20,409,450             --             --             --          20,409,450

 Equipment held for lease or sale -
      valuation allowance for equipment
      impairment

      Equipment for management
         information systems                                17,619             --             --        (17,619) (A)             --
      Transportation and related equipment               2,595,000             --             --            --            2,595,000
                                                       ------------     ---------      ---------     ---------          -----------

                                                       $ 23,206,020     $ 50,000       $     --      $(229,135)         $23,026,885
                                                      ============      =========       ========     ===========        ============

(A) Represents valuation allowances for equipment relating to certain equipment sold during 1998, 1997 and 1996.

(B) Represents valuation allowance for equipment that was transferred to Equipment Held for Sale during 1998.


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

         Name                Age       Position Held                                    Has served as a
                                                                                        Director and/or
                                                                                         Officer of the
                                                                                        Managing General
                                                                                         Partner since
--------------------------------------------------------------------------------------------------------
W. Edward Scheetz             34       Director                                            November 1997
David Hamamoto                39       Director                                            November 1997
Dallas E. Lucas               36       Director                                            August 1998
David King                    36       Executive Vice President and Assistant              November 1997
                                       Treasurer, Director
Lawrence R. Schachter         42       Senior Vice President and Chief                     January 1998
                                       Financial Officer
J. Peter Paganelli            40       Senior Vice President, Secretary and                March 1998
                                       Treasurer
Allan B. Rothschild           37       President and Director                              December 1997
Marc Gordon                   34       Vice President                                      November 1997
Charles Humber                25       Vice President                                      November 1997
Adam Anhang                   25       Vice President                                      November 1997
Gregory Peck                  24       Assistant Secretary                                 November 1997

------------------

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

W. Edward Scheetz co-founded NorthStar Capital Partners LLC with David Hamamoto in July 1997, From 1993 through 1997, Mr. Scheetz was a partner at Apollo Real Estate Advisors L.P. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners LLC with W. Edward Scheetz in July 1997. From 1988 to 1997, Mr Hamamoto was a partner and a co-head of the real estate principal investment area at Goldman, Sachs & Co.

Dallas E. Lucas joined Northstar Capital Partners LLC in August 1998. From 1994 until then he was the Chief Financial Officer of Crescent Real Estate Equities Company. Prior to that he was a financial consulting and audit manager in the real estate services group of Arthur Anderson LLP.

David King joined NorthStar Capital Partners LLC in November 1997. From 1990 to 1997, Mr. King was associated with Olympia & York Companies (USA) where he held the position of Senior Vice President of Finance. Prior to that Mr. King was employed with Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998 From 1996 to 1998, Mr. Schachter was Controller at CB Commercial/Hampshire LLC. From 1995 to 1996, Mr. Schachter was Controller at Goodrich Associates. From 1992 to 1995, Mr. Schachter was Controller at Greenthal/Harlan Realty Services Co.

J. Peter Paganelli joined NorthStar Presido in March 1998. From 1997 to 1998, Mr. Paganelli was Director of Asset Management at Argent Ventures LLC, a private real estate company. From 1994 to 1997, Mr. Paganelli was a Vice President at Starwood Capital Group, LLC in its Asset Management Group. From 1986 to 1994, Mr. Paganelli was an Associate Director at Cushman & Wakefield, Inc. in its Financial Services and Asset Services Groups.

Allan B. Rothschild joined NorthStar Presidio in December 1997. From 1995 to 1997, Mr. Rothschild was Senior Vice President and General Counsel of Newkirk Limited Partnership. From 1987 to 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners LLC in October 1997 From 1993 to 1997, Mr. Gordon was Vice President in the real estate investment banking group at Merrill Lynch. Prior to that, Mr. Gordon was associated with the law firm of Irell & Manella in its real estate and banking group.

Charles Humber joined NorthStar Capital Partners LLC in September 1997. From 1996 to 1997, Mr Humber was employed with Merrill Lynch in its real estate investment banking group. Prior to that, Mr. Humber was a student at Brown University.

Adam Anhang joined NorthStar Capital Partners LLC in August 1997. From 1996 to 1997, Mr. Anhang was employed by The Athena Group as part of its Russia and former Soviet Union development team. Prior to that, Mr. Anhang was a student at the Wharton School of the University of Pennsylvania.

Gregory Peck joined NorthStar Capital Partners LLC in July 1997. From 1996 to 1997, Mr. Peck was employed by Morgan Stanley as part of Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group. From 1994 to 1996, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group.

Messrs. Scheetz, Hamamoto, Lucas, King and Rothschild also serve as directors of the General Partners of the following limited partnerships whose limited partnership units are registered under Section 12 of the Exchange Act: Aircraft Income Partners L.P., Resources Pension Shares 5, L.P., Resources Accrued Mortgage Investors 2, L.P., Resources Accrued Mortgage Investors - Series 86, L.P., Integrated Resources High Equity Partners - Series 85, L.P., High Equity Partners, L.P. - Series 86, and High Equity Partners, L.P. - Series 88.

Presidio  Boram  Corp.,  the  Associate  General  Partner,   is  a  wholly-owned
subsidiary of Presidio whose directors are Messrs. Scheetz, Hamamoto, Lucas, Rothschild and King.

Registrant believes, based on written representations received by it, that for 1998 all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's securities, Registrant's general partners and the officers and directors of such general partners, were complied with.


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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1999, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1999, neither the General Partners nor their officers and directors were known by Registrant to be beneficially own Units or shares of Presidio, the parent of the General Partners.

To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 1, 1999, (except as otherwise noted) by: (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such share-holders has sole voting and investment power as to the shares shown unless otherwise noted.

All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interests in PCIC (and beneficial ownership in Presidio) are held as follows:

                                                           Percentage Ownership in PCIC
                                                             and Percentage Beneficial
                                                                    Ownership
    Name of Beneficial Owner                                       in Presidio
    ------------------------                                       -----------
    Five Percent Holders:
    NorthStar Presidio Capital Holding Corp.(1)                      71.93%
    AG Presidio Investors, LLC (2)                                   14.12%
    DK Presidio Investors, LLC (3)                                    8.45%
    Stonehill Partners, L.P. (4)                                      5.50%

    The holdings of the directors and executive officers of Presidio are as follows:

    Directors and Officers:
    -----------------------
    Adam Anhang (5)                                                      0%
    Marc Gordon (5)                                                      0%
    David Hamamoto (5)                                               71.93%
    Charles Humber (5)                                                   0%
    David King (5)                                                       0%
    Gregory Peck (5)                                                     0%
    J. Peter Paganelli (5)                                               0%
    Allan Rothschild (5)                                                 0%
    Dallas Lucas (5)                                                     0%
    Lawrence Schachter (5)                                               0%
    W. Edward Scheetz (5)                                            71.93%

    Directors and Officers as a group:                               71.93%
    ----------------------------------


(1) NorthStar Presidio Capital Holding Corp. ("NS Presidio") is a Delaware corporation whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York 10022. NS Presidio has three shareholders: (i) NorthStar Parnership, L.P., a Delaware limited partnership whose address is c/o NorthStar Captital Investment Corp. 527 Madison Avenue, 16th floor, New York, New York 10022, holds 99% of the common stock (non-voting); (ii) David T. Hamamoto holds 0.5% of the common stock (voting); and (iii) W. Edward Scheetz holds 0.5% of the common stock (voting).

(2) Each of Angelo, Gordon & Co., L.P., as sole manager of AG Presidio Investors, LLC and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Co., L.P., may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by AG Presidio Investors, LLC. Each of John M. Angelo and Michael L. Gordon disclaims such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Co., L.P., 245 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, as sole manager of DK Presidio Investors, LLC, may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by DK Presidio Investors, LLC. The business address for such persons is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)      Includes  shares  of PCIC  beneficially  owned  by  Stonehill  Offshore
         Partners Limited and Stonehill Institutional Partners, L.P. John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a managing member of the investment advisor to Stonehill Offshore Partners Limited and a general partner of Stonehill Institutional Partners L.P. John A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such persons is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such persons is 527 Madison Avenue, 16th Floor, New York, New York 10022

Item 13. Certain Relationships and Related Transactions


The Managing General Partner, the Corporate General Partner and the Associate General Partner received $54,304, $6,788 and $6,788, respectively, from Registrant as their share of distributions of cash from operations during 1998. No director or officer of the Managing General Partner received any direct remuneration from Registrant during 1998.

For a description of the interest of the Managing General Partner, the Corporate General Partner and the Associate General Partner in cash from operations, cash from sales and cash from equipment reserve account, reference is made to the material contained in the Prospectus under the heading MANAGEMENT COMPENSATION, which is incorporated herein by reference.

IREG provides equipment management services to Registrant pursuant to the Management Agreement for a fee based upon a percentage of Registrant's gross revenues from the equipment in its portfolio. Such equipment management fees aggregated $84,379 during 1998. Pursuant to the Management Agreement referred to above, IREG is also entitled to receive (i) partnership management fees of 4% of cash from operations and (ii) a subordinated incentive fee equal to 14% of distributions to partners of cash from sales and cash from equipment reserve account (and an additional 10% of cash from operations) after certain returns have been achieved. See the material contained in the Prospectus under the heading MANAGEMENT COMPENSATION, which is incorporated herein by reference, for a description of the agreement. During 1998, Registrant had paid or accrued for payment $126,000 as partnership management fees under this agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of the possible impact of declining management fees on IREG and Registrant.

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

***      Incorporated  by  reference  to  Post-Effective   Amendment  No.  5  to
         Registrant's Registration Statement on Form S-1, dated May 20, 1988.

**** Incorporated by reference to Exhibit 10(b) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

***** Incorporated by reference to Exhibit 10(c) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

****** Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15643.

                                  EXHIBIT INDEX


                                                                           Page
Exhibit                                                                   Number
-------                                                                   ------

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

***      Incorporated  by  reference  to  Post-Effective   Amendment  No.  5  to
         Registrant's Registration Statement on Form S-1, dated May 20, 1988.

**** Incorporated by reference to Exhibit 10(b) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

***** Incorporated by reference to Exhibit 10(c) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

****** Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15643.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1999.



NATIONAL LEASE INCOME FUND 6, L.P.

By:      ALI EQUIPMENT MANAGEMENT CORP.
         Managing General Partner
                                                                       Date

By:      /s/ Allan B. Rothschild                                  March 29, 1999
         -----------------------
         Allan B. Rothschild
         President

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


       Signature                        Title                       Date
       ---------                        -----                       ----


/s/ Dallas Lucas                Director                        March 29, 1999
----------------
Dallas Lucas

/s/ Lawrence R. Schachter       Senior Vice President and       March 29, 1999
-------------------------       Chief Financial Officer
Lawrence R. Schachter

/s/ Allan B. Rothschild         Director and President          March 29, 1999
------------------------
Allan B. Rothschild

/s/ David King                  Director and Executive          March 29, 1999
---------------                 Vice President and
David King                      Assistant Treasurer