Form 10-Q
period 1999-03-31
NATIONAL LEASE INCOME FUND 6 LP
filed 1999-05-12
CIK 799034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission file number 0-15643

                        NATIONAL LEASE INCOME FUND 6 L.P.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  13-3275922
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
                    (Address of principal executive offices)

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

                                    Yes X    No
                                       ---     ---

================================================================================

                        NATIONAL LEASE INCOME FUND 6 L.P.

                           FORM 10-Q - MARCH 31, 1999


                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1999 and December 31, 1998 ..........      1


         STATEMENTS OF OPERATIONS - For the three months ended
              March 31, 1999 and 1998 ...................................      2


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1999 ............................................      3


         STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1999 and 1998 ...................................      4


         NOTES TO FINANCIAL STATEMENTS ..................................    5-9

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...................... 10-12

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS ........................................     13

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .........................     13

SIGNATURES ..............................................................     14

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                        NATIONAL LEASE INCOME FUND 6 L.P.

                                 BALANCE SHEETS

                                                    March 31,       December 31,
                                                      1999              1998
                                                   -----------      ------------
 ASSETS

   Leased equipment, net                           $ 3,140,404      $ 3,233,889
   Equipment held for sale, net                      2,248,781        2,463,781
   Cash and cash equivalents                         2,227,315        2,287,311
   Deferred costs                                       34,187           28,354
   Other receivables and prepaid expenses               44,358            8,377
                                                   -----------      -----------

                                                   $ 7,695,045      $ 8,021,712
                                                   ===========      ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
   Accounts payable and accrued expenses             $ 102,256        $ 249,040
   Deferred income                                      34,625           34,625
   Due to affiliates                                        -            25,329
                                                   -----------      -----------

      Total liabilities                                136,881          308,994
                                                   -----------      -----------

Commitments and contingencies

Partners' equity
   Limited partners' equity (300,005 units issued
      and outstanding)                               7,472,732        7,625,740
   General partners' equity                             85,432           86,978
                                                   -----------      -----------

      Total partners' equity                         7,558,164        7,712,718
                                                   -----------      -----------

                                                   $ 7,695,045      $ 8,021,712
                                                   ===========      ===========

See notes to financial statements.                                             1

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF OPERATIONS

                                                     For the three months ended
                                                              March 31,
                                                    ----------------------------
                                                       1999            1998
                                                    ----------      ------------

Revenues
      Rental                                        $ 207,750       $ 615,500
      Interest                                         24,689          64,024
      Other                                            42,905           2,240
                                                    ---------       ---------

                                                      275,344         681,764
                                                    ---------       ---------

Costs and expenses
      Provision for equipment impairment              215,000               -
      Operating                                        53,008          83,297
      Depreciation                                     93,485         187,001
      Fees to affiliates                               10,388          30,775
      General and administrative                       58,017          36,981
                                                    ---------       ---------

                                                      429,898         338,054
                                                    ---------       ---------

Net (loss) income                                   $(154,554)      $ 343,710
                                                    =========       =========

Net (loss) income attributable to
      Limited partners                             $ (153,008)      $ 340,273
      General partners                                 (1,546)          3,437
                                                   ----------       ---------

                                                   $ (154,554)      $ 343,710
                                                   ==========       =========

Net (loss) income per unit of limited partnership
      interest (300,005 units outstanding)             $ (.51)         $ 1.13
                                                       =======         ======


See notes to financial statements.                                             2

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          STATEMENT OF PARTNERS' EQUITY


                                     Limited          General         Total
                                    Partners'        Partners'       Partners'
                                     Equity           Equity          Equity
                                   -----------       --------      -----------

Balance, January 1, 1999           $ 7,625,740       $ 86,978      $ 7,712,718

Net loss for the three months
     ended March 31, 1999             (153,008)        (1,546)        (154,554)
                                   -----------       --------      -----------

Balance, March 31, 1999            $ 7,472,732       $ 85,432      $ 7,558,164
                                   ===========       ========      ===========


See notes to financial statements.                                             3

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF CASH FLOWS

                                                                     For the three months ended
                                                                             March 31,
                                                                     --------------------------
                                                                        1999             1998
                                                                     ----------       ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income                                              $ (154,554)        $ 343,710
     Adjustments to reconcile net income to net
       cash (used in) provided by operating activities
        Provision for equipment impairment                             215,000                 -
        Depreciation                                                    93,485           187,001
     Changes in assets and liabilities
        Other receivables and prepaid expenses                         (35,981)          (11,635)
        Accounts payable and accrued expenses                         (152,618)           45,121
        Due to affiliates                                              (25,328)               -
                                                                   -----------       -----------

            Net cash (used in) provided by operating activities        (59,996)          564,197
                                                                   -----------       -----------

Cash flows from investing activities
     Note receivable collections                                            -              3,481
                                                                   -----------       -----------

Net (decrease) increase in cash and cash equivalents                   (59,996)          567,678

Cash and cash equivalents, beginning of period                       2,287,311         4,796,456
                                                                   -----------       -----------

Cash and cash equivalents, end of period                           $ 2,227,315       $ 5,364,134
                                                                   ===========       ===========


See notes to financial statements.                                             4

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         Depreciation is computed using the straight-line method over the estimated useful lives of such assets (13 to 18 years for aircraft and aircraft-related equipment). The Partnership capitalizes major additions to its aircraft and depreciates such capital improvements over the remaining estimated useful life of such aircraft. Depreciation is not computed for equipment held for sale.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The general partners of the Partnership are ALI Equipment Management Corp. ("Equipment Management"), ALI Capital Corp. and Presidio Boram Corp., all of whom are direct or indirect subsidiaries of Presidio Capital Corp. ("Presidio"). Other limited partnerships and similar investment programs have been formed by affiliates of the general partners to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of the general partners have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its direct or indirect ownership of all of the shares of the general partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the general partners. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the general partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

         Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the three months ended March 31, 1999 and 1998 reimbursable expenses to NorthStar Presidio from the Partnership amounted to $1,200 and $2,596, respectively.

         The Partnership has a management agreement with Integrated Resources Equipment Group ("IREG"), an affiliate of the general partners, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $10,388 and $30,775 for the three months ended March 31, 1999 and 1998, respectively.

         During the operating and liquidating stage of the Partnership, IREG may be entitled to a partnership management fee equal to 4% of cash from operations as defined in the Limited Partnership Agreement, subject to possible increase after the limited partners have received certain specified minimum returns on their investment. No Partnership management fees were incurred for the three months ended March 31, 1999 and 1998.

         The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The general partners are entitled to 1% of distributable cash from operations, cash from sales or financing and cash from the equipment reserve accounts and an allocation of 1% of taxable net income or loss of the Partnership.

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

4        EQUIPMENT HELD FOR SALE

         Equipment held for sale consists of certain transportation equipment with an aggregate net carrying value of $2,248,781 (net of accumulated depreciation of $12,817,338 and an allowance for equipment impairment of $1,782,750) at March 31, 1999. Based upon current information with respect to potential sales of the equipment, management recorded an additional provision for equipment impairment of $215,000 for the three month period ended March 31, 1999 with respect to the two Boeing 737-200 aircraft.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


5        COMMITMENTS AND CONTINGENCIES

         a.     Continental Micronesia, Inc. (continued)

         In addition, Continental made certain other modifications to such aircraft. The Partnership provided financing for the modifications ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee repaid Lessor Financing Credits through monthly installments which were amortized at the rate of 9.31% per annum over 36 months. Through March 31, 1999, the Partnership had provided financing aggregating approximately $1,308,000 The Partnership sold one aircraft to an unaffiliated third party during the third quarter of 1998. Additionally, the Partnership has agreed to extend the term of the lease with respect to the second aircraft until December 31, 1999 at the same lease rate. The net carrying value of the aircraft aggregated approximately $3,140,000 and $3,234,000 (net of allowances for equipment impairment aggregating approximately $5,005,000 provided in prior periods) at March 31, 1999 and December 31, 1998, respectively.

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

         The Partnership and Southwest agreed to short term extension of the leases to facilitate the return of the aircraft. In January 1998, one of the aircraft was returned and the second was returned in August 1998. The Partnership is actively remarketing the aircraft.

         The net carrying value of the Southwest Aircraft aggregated approximately $2,249,000 and $2,464,000 (net of allowances for equipment impairment aggregating approximately $10,615,000 and $10,400,000 provided) at March 31, 1999 and December 31, 1998, respectively.

         The Partnership recorded a provision for equipment impairment of $215,000 during the three month period ended March 31, 1999 to recognize the loss in value related to its two Boeing 737-200 aircraft.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


5        COMMITMENTS AND CONTINGENCIES (continued)

         c.      Tax assessment

         In July 1998, the Partnership received proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") aggregating approximately $1,757,000 (including interest and penalties) for the years 1987 through 1995. The state is alleging that the Partnership owes GET with respect to rents received from Aloha Airlines, Inc. ("Aloha") and Hawaiian Airlines, Inc. ("Hawaiian") under the leases between the Partnership and each of the airlines.

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

         The State of Hawaii has not previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and both airlines are cooperating with the Partnership to vigorously contest the proposed assessments.

         Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

6        SUBSEQUENT EVENTS

         On April 20, 1999, the Partnership sold one Boeing 737-200 aircraft to an unaffiliated third party for proceeds of approximately $1,250,000, exclusive of selling expenses of approximately $52,000. At the time of sale, the aircraft had a net carrying value of approximately $1,198,000. At March 31, 1999, the Partnership recorded a provision for equipment impairment of approximately $34,000 with respect to this aircraft.

         On May 5, 1999, a Boeing 737-200 aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of approximately $1,100,000, exclusive of selling expenses of approximately $49,000. At the time of sale, the aircraft had a net carrying value of approximately $1,051,000. At March 31, 1999, the Partnership recorded a provision for equipment impairment of approximately $181,000 with respect to this aircraft.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 1999, the Partnership had operating reserves of approximately $2,130,000 or $7.00 per unit, which was comprised of undistributed cash from operations and sales, aggregating approximately $630,000 as well as the general working capital reserve of $1,500,000.

It may be necessary for the Partnership to use a portion of its operating reserve which would otherwise be available for distribution, to upgrade or enhance off-lease aircraft if the Partnership determines that such expenditures are in its best interests in order to maximize the re-marketing value of such aircraft.

During 1999, the Partnership anticipates receiving approximately $623,000 of rentals from one non-cancelable lease accounted for as an operating lease which represents approximately $2.07 per Unit. The foregoing per Unit amount does not reflect deductions for operating expenses and is not sufficient to maintain previous distribution levels. Distribution levels may fluctuate based upon the proceeds generated by the sales of the Partnership's remaining aircraft and requirements for operating reserves, if any. Equipment with an original cost of approximately $26,849,000 was off-lease at March 31, 1999.

As of March 31, 1999, the Partnership remained the owner of three aircraft and related engines (one of which were sold in April and one was sold in May) as well as one additional aircraft engine and components, which in the aggregate represented 100% of its remaining equipment, on an original cost basis. Such aircraft and engine had an original cost of approximately $40,631,000 (net carrying value of approximately $5,389,000).

In July 1998, the Partnership received a proposed notices of assessment from the State of Hawaii with respect to general excise tax ("GET") aggregating approximately $1,757,000 (including interest and penalties) for the years 1987 through 1995. The state is alleging that the Partnership owes GET with respect to rents received from Aloha Airlines, Inc. ("Aloha") and Hawaiian Airlines, Inc. ("Hawaiian") under the leases between the Partnership and each of the airlines.

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

The State of Hawaii has not previously applied the GET to rentals received by a lessor of aircraft where the lessor's only contact with the State of Hawaii is that it has leased its aircraft to airlines which are based in the state. Aloha and Hawaiian, as well as the Partnership, have separately engaged tax counsel and both airlines are cooperating with the Partnership to vigorously contest the proposed assessments.

Final notices of assessment have not yet been issued. Although there can be no assurance that the contest of the assessments will be successful, the Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors. The softness in the aircraft industry and resulting decline in value of the aircraft owned by the Partnership have resulted in the Partnership providing allowances for equipment impairment.

Year 2000 compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and NorthStar Presidio recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

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

Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, NorthStar Presidio does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. While the Partnership's present intention is to wind up its business prior to the end of 1999, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control.

Results of Operations

Net income decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 principally due to a decrease in rental income and an increase in costs and expenses.

Revenues decreased overall for the three month period ended March 31, 1999 compared to the corresponding period of the prior year. Rental income decreased due to the sale of one Boeing 727-227 on September 23, 1998 and the return of two Boeing 737-200 aircraft in January and August 1998

Interest income decreased for the three month period ended March 31, 1999 compared to the corresponding period of the prior year due to lower cash balances available for short term investment.

Expenses increased for the three month period ended March 31, 1999 as compared to the corresponding period of the prior year as follows:

Operating expenses decreased for the three month period ended March 31, 1999 as compared to the corresponding period of the prior year due to lower expenses related to the return and storage of aircraft.

Depreciation expense decreased resulting from the disposition of certain equipment subsequent to the prior year's period, as well as to the fact that certain equipment reached salvage value prior to the current year's period.

Fees to affiliates decreased due to a decrease in partnership management fees resulting from a decrease in distributable cash from operations as well as lower equipment management fees due to reduced rentals on which such fee is based.

The Partnership recorded a provision for equipment impairment of $215,000 during the three month period ended March 31, 1999 to recognize the loss in value related to its two Boeing 737-200 aircraft.

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

                                             National Lease Income Fund 6 L.P.
                                    By:      ALI Equipment Management Corp.
                                             Managing General Partner


                                             /s/ Allan B. Rothschild
                                             ----------------------------------
                                             Allan B. Rothschild
                                             President


                                             /s/ Lawrence R. Schachter
                                             ----------------------------------
                                                 Lawrence R. Schachter
                                                 Senior Vice President and Chief
                                                 Financial Officer

Date: May 12, 1999