Form 10-Q
period 1999-06-30
NATIONAL LEASE INCOME FUND 6 LP
filed 1999-08-12
CIK 799034

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

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

                  Yes  X                              No
                     -----                              -----

--------------------------------------------------------------------------------

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1999 and December 31, 1998 ............................................        1


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1999
            and 1998 and for the six months ended June 30, 1999 and 1998..................................        2


         STATEMENT OF PARTNERS' EQUITY - For the six months ended
              June 30, 1999 ..............................................................................        3


         STATEMENTS OF CASH FLOWS - For the six months ended
              June 30, 1999 and 1998 .....................................................................        4


         NOTES TO FINANCIAL STATEMENTS ...................................................................      5-8

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ......................................................     9-11

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .........................................................................       12

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..........................................................       12

SIGNATURES ...............................................................................................       13

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        NATIONAL LEASE INCOME FUND 6 L.P.

                                 BALANCE SHEETS




                                                                          June 30,       December 31,
                                                                            1999            1998
                                                                      -------------     -------------
 ASSETS

      Cash and cash equivalents                                        $  4,612,354     $  2,287,311
      Leased equipment, net                                               2,474,919        3,233,889
      Deferred costs                                                         31,821           28,354
      Other receivables and prepaid expenses                                 27,563            8,377
      Equipment held for sale, net                                               -         2,463,781
                                                                       ------------      -----------

                                                                       $  7,146,657      $ 8,021,712
                                                                       ============      ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities

      Accounts payable and accrued expenses                            $     80,952      $   249,040
      Deferred income                                                        34,625           34,625
      Due to affiliates                                                          -            25,329
                                                                       ------------      -----------

          Total liabilities                                                 115,577          308,994
                                                                       ------------      -----------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (300,005 units issued
          and outstanding)                                                6,950,918        7,625,740
      General partners' equity                                               80,162           86,978
                                                                       ------------      -----------

          Total partners' equity                                          7,031,080        7,712,718
                                                                       ------------      -----------

                                                                       $  7,146,657      $ 8,021,712
                                                                       ============      ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF OPERATIONS


                                                      For the three months ended        For the six months ended
                                                               June 30,                         June 30,
                                                      -----------------------------     ----------------------------
                                                          1999             1998             1999            1998
                                                      ------------     ------------     ------------    ------------

 Revenues
      Rental                                             $ 207,750        $ 565,500       $ 415,500       $1,181,000
      Interest                                              42,667           68,980          67,356          133,004
      Other                                                  4,620                -          47,525            2,240
                                                      ------------     ------------     ------------    ------------

                                                           255,037          634,480         530,381        1,316,244
                                                      ------------     ------------     ------------    ------------

 Costs and expenses
      Provision for equipment impairment                   572,000                -         787,000                -
      Depreciation                                          93,485          186,993         186,970          373,994
      General and administrative                            59,962           83,116         117,979          120,097
      Operating                                             46,287          469,340          99,295          552,637
      Fees to affiliates                                    10,387          154,275          20,775          185,050
                                                      ------------     ------------     ------------    ------------

                                                           782,121          893,724       1,212,019        1,231,778
                                                      ------------     ------------     ------------    ------------

 Net (loss) income                                      $ (527,084)      $ (259,244)     $ (681,638)        $ 84,466
                                                      ------------     ------------     ------------    ------------

 Net (loss) income attributable to
      Limited partners                                  $ (521,813)      $ (256,652)     $ (674,822)        $ 83,621
      General partners                                      (5,271)          (2,592)         (6,816)             845
                                                      ------------     ------------     ------------    ------------

                                                        $ (527,084)      $ (259,244)     $ (681,638)        $ 84,466
                                                      ============     ============     ============    ============

 Net (loss) income per unit of limited
      partnership interest (300,005 units
      outstanding)                                         $ (1.74)          $ (.86)        $ (2.25)          $ .28
                                                      ============     ============     ============    ============

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          STATEMENT OF PARTNERS' EQUITY


                                                                  Limited          General           Total
                                                                 Partners'        Partners'        Partners'
                                                                  Equity           Equity           Equity
                                                                -----------         --------      -----------

Balance, January 1, 1999                                        $ 7,625,740         $ 86,978      $ 7,712,718

Net loss for the six months
  ended June 30, 1999                                              (674,822)          (6,816)        (681,638)
                                                                -----------         --------      -----------
Balance, June 30, 1999                                          $ 6,950,918         $ 80,162      $ 7,031,080
                                                                ===========         ========      ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF CASH FLOWS


                                                                                          For the six months ended
                                                                                                  June 30,
                                                                                        ----------------------------
                                                                                           1999               1998
                                                                                       -----------          --------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
      Net (loss) income                                                                $  (681,638)         $ 84,466
      Adjustments to reconcile net (loss) income to net
        cash provided by operating activities
          Provision for equipment impairment                                               787,000                 -
          Depreciation                                                                     186,970           373,994
          Amortization of deferred costs                                                         -            56,258
      Changes in assets and liabilities
          Other receivables and prepaid expenses                                           (19,186)          (13,329)
          Deferred costs                                                                    (3,467)          (12,345)
          Accounts payable and accrued expenses                                           (168,088)           75,362
          Due to affiliates                                                                (25,329)          126,000
                                                                                       -----------       -----------

             Net cash provided by operating activities                                      76,262           690,406
                                                                                       -----------       -----------

 Cash flows from investing activities
      Proceeds from sale of aircraft, net                                                2,248,781                 -
      Note receivable collections                                                               -              3,481
                                                                                       -----------       -----------

             Net cash provided by investing activities                                   2,248,781             3,481
                                                                                       -----------       -----------

 Net increase in cash and cash equivalents                                               2,325,043           693,887

 Cash and cash equivalents, beginning of period                                          2,287,311         4,796,456
                                                                                       -----------       -----------

 Cash and cash equivalents, end of period                                              $ 4,612,354       $ 5,490,343
                                                                                       ===========       ===========

See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS



1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         When used in this quarterly report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision on the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


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

         Leased equipment and equipment held for sale

         The cost of leased equipment and equipment held for sale represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or fair value.

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

         Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the six months ended June 30, 1999 and 1998 reimbursable expenses to NorthStar Presidio from the Partnership amounted to $7,500 and $5,872, respectively.

         The Partnership has a management agreement with Integrated Resources Equipment Group, Inc. ("IREG"), pursuant to which IREG receives equipment management fees of 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $20,775 and $59,050 for the six months ended June 30, 1999 and 1998, respectively.

         During the operating and liquidating stage of the Partnership, IREG may be entitled to a partnership management fee equal to 4% of cash from operations as defined in the Limited Partnership Agreement, subject to possible increase after the limited partners have received certain specified minimum returns on their investment. The Partnership did not incur any management fees for the six months ended June 30, 1999 and for the six months ended June 30, 1998, management fees amounted to $126,000.

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

         In addition, Continental has made certain other modifications to such aircraft. The Partnership provided financing for the modifications ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee repaid Lessor Financing Credits through monthly installments which were amortized at the rate of 9.31% per annum over 36 months. Through June 30, 1999, the Partnership had provided financing aggregating approximately $1,308,000. The Partnership sold one aircraft to an unaffiliated third party during the third quarter of 1998. Additionally, the Partnership has agreed to extend the term of the lease with respect to the second aircraft until December 31, 1999 at the same lease rate. The net carrying value of the aircraft aggregated approximately $2,475,000 and $3,234,000 (net of allowances for equipment impairment aggregating approximately $5,577,000 and $5,005,000) at June 30, 1999 and December 31, 1998,
         respectively. During the current quarter, management believes the Boeing 727 aircraft had been impaired and has recorded an additional impairment of $572,000.

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

                          NOTES TO FINANCIAL STATEMENTS


5        AIRCRAFT SALES

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As of June 30, 1999, the Partnership had operating reserves of approximately $4,532,000, which was comprised of undistributed cash from operations and sales, aggregating approximately $3,032,000, as well as the general working capital reserve of $1,500,000.

During 1999, the Partnership anticipates receiving approximately $416,000 of rentals from one non-cancelable lease accounted for as an operating lease. The foregoing amount does not reflect deductions for operating expenses and is not sufficient to maintain previous distribution levels. Distribution levels may fluctuate based upon the proceeds generated by the sales of the Partnership's remaining aircraft and requirements for operating reserves, if any.

As of June 30, 1999, the Partnership remained the owner of one aircraft and related engines as well as one additional aircraft engine and components, which in the aggregate represented 100% of its remaining equipment, on an original cost basis. Such aircraft and engine had an original cost of approximately $15,751,000 (net carrying value of approximately $2,475,000).

It may be necessary for the Partnership to use a portion of its operating reserves which would otherwise be available for distribution, to upgrade or enhance its remaining aircraft as it comes off-lease if the Partnership determines that such expenditures are in its best interests in order to maximize the re-marketing value of such aircraft.

The Partnership is attempting to sell its one remaining aircraft and additional engine as promptly as possible with a view towards liquidating the Partnership's entire portfolio and winding up the business of the Partnership prior to the end of 1999.

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

Results of Operations

Net income decreased for the three and six month periods ended June 30, 1999 as compared to the three and six month periods ended June 30, 1998, principally due to a decrease in revenues and the recording of a provision for equipment impairment during the three month period ended June 30, 1999.

Revenues decreased overall for the three and six month periods ended June 30, 1999 compared to the corresponding periods of the prior year. Rental income decreased due to the sale of one Boeing 727-227 on September 23, 1998 and the return of two Boeing 737-200 aircraft in January and August 1998

Interest income decreased for the three and six month periods ended June 30, 1999 compared to the corresponding periods of the prior year due to lower cash balances available for short term investment.

Expenses decreased overall for the three and six month periods ended June 30, 1999 as compared to the corresponding periods of the prior year as follows:

Operating expenses decreased due to lower expenses related to the return and storage of aircraft, as well as certain costs associated with the off-lease aircraft in order to comply with Federal Aviation Authority airworthiness directives in 1998.

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

The Partnership recorded a provision for equipment impairment of $572,000 during the three month period ended June 30, 1999 to recognize the loss in value related to one Boeing 727-227 Advanced aircraft. No provision was recorded in the prior year period.

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

                                            National Lease Income Fund 6 L.P.
                                   By:      ALI Equipment Management Corp.
                                            Managing General Partner

                                   /s/      Allan B. Rothschild
                                            ------------------------------------
                                            Allan B. Rothschild
                                            President

                                   /s/      Lawrence R. Schachter
                                            ------------------------------------
                                            Lawrence R. Schachter
                                            Senior Vice President and Chief
                                             Financial Officer

Date: August 11, 1999