Form 10-Q
period 1999-09-30
NATIONAL LEASE INCOME FUND 6 LP
filed 1999-11-15
CIK 799034

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



  /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                         Commission file number 0-15643

                        NATIONAL LEASE INCOME FUND 6 L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      13-3275922
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)


           Cambridge Center, 9th Floor, Cambridge Massachusetts 02142
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 234-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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



================================================================================

                        NATIONAL LEASE INCOME FUND 6 L.P.

                         FORM 10-Q - SEPTEMBER 30, 1999




                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1999 and December 31, 1998........................................        1


         STATEMENTS OF OPERATIONS - For the three months ended September 30, 1999
              and 1998 and for the nine months ended September 30, 1999 and 1998 .........................        2


         STATEMENT OF PARTNERS' EQUITY - For the nine months ended
              September 30, 1999 .........................................................................        3


         STATEMENTS OF CASH FLOWS - For the nine months ended
              September 30, 1999 and 1998 ................................................................        4


         NOTES TO FINANCIAL STATEMENTS ...................................................................      5-9


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ......................................................    10-11


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .........................................................................       12

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..........................................................       12

SIGNATURES ...............................................................................................       13


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                        NATIONAL LEASE INCOME FUND 6 L.P.

                                 BALANCE SHEETS

                                                                       September 30,      December 31,
                                                                           1999               1998
                                                                       -------------      ------------
 ASSETS

      Cash and cash equivalents                                         $ 4,803,079       $ 2,287,311
      Leased equipment, net                                               2,136,434         3,233,889
      Restricted cash - sale deposit                                        130,000               -
      Deferred costs                                                         61,889            28,354
      Other receivables and prepaid expenses                                 18,958             8,377
      Equipment held for lease or sale, net                                     -           2,463,781
                                                                        -----------       -----------

                                                                        $ 7,150,360       $ 8,021,712
                                                                        ===========       ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses                             $    97,475       $   249,040
      Sale deposit payable                                                  130,000               -
      Due to affiliates                                                      10,388            25,329
      Deferred income                                                        34,625            34,625
                                                                        -----------       -----------

          Total liabilities                                                 272,488           308,994
                                                                        -----------       -----------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (300,005 units issued
          and outstanding)                                                6,799,242         7,625,740
      General partners' equity                                               78,630            86,978
                                                                        -----------       -----------

          Total partners' equity                                          6,877,872         7,712,718
                                                                        -----------       -----------

                                                                        $ 7,150,360       $ 8,021,712
                                                                        ===========       ===========


See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF OPERATIONS


                                                                  For the three months ended        For the nine months ended
                                                                        September 30,                       September 30,
                                                                  --------------------------        --------------------------
                                                                    1999              1998            1999            1998
                                                                  ---------        ---------        ---------       ----------
 Revenues
      Rental                                                     $  207,750       $  298,827       $  623,250      $ 1,479,827
      Interest                                                       57,031           48,888          124,387          181,892
      Other                                                           2,206              -             49,731            2,240
                                                                 ----------       ----------       ----------      -----------

                                                                    266,987          347,715          797,368        1,663,959
                                                                 ----------       ----------       ----------      -----------

 Costs and expenses
      Provision for equipment impairment                            245,000              -          1,032,000              -
      Depreciation                                                   93,485          109,075          280,455          483,069
      General and administrative                                     63,700            2,587          181,679          122,684
      Operating                                                      30,331          354,136          129,626          906,773
      Fees to affiliates                                             10,388           14,941           31,163          199,991
                                                                 ----------       ----------       ----------      -----------

                                                                    442,904          480,739        1,654,923        1,712,517
                                                                 ----------       ----------       ----------      -----------

                                                                   (175,917)        (133,024)        (857,555)         (48,558)

      Gain on sale of aircraft, net                                  22,709          357,966           22,709          357,966
                                                                 ----------       ----------       ----------      -----------

 Net (loss) income                                               $ (153,208)      $  224,942       $ (834,846)     $   309,408
                                                                 ==========       ==========       ==========      ===========

 Net (loss) income attributable to
      Limited partners                                           $ (151,676)      $  222,693       $ (826,498)     $   306,314
      General partners                                               (1,532)           2,249           (8,348)           3,094
                                                                 ----------       ----------       ----------      -----------

                                                                 $ (153,208)      $  224,942       $ (834,846)     $   309,408
                                                                 ==========       ==========       ==========      ===========


 Net (loss) income per unit of limited partnership
      interest (300,005 units outstanding)                       $     (.50)      $      .74       $    (2.75)     $      1.02
                                                                 ==========       ==========       ==========      ===========


See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          STATEMENT OF PARTNERS' EQUITY





                                      Limited         General          Total
                                     Partners'       Partners'       Partners'
                                      Equity          Equity          Equity
                                   -----------       --------      -----------

 Balance, January 1, 1999          $ 7,625,740       $ 86,978      $ 7,712,718

 Net loss for the nine months
      ended September 30, 1999        (826,498)        (8,348)        (834,846)
                                   -----------       --------      -----------

 Balance, September 30, 1999       $ 6,799,242       $ 78,630      $ 6,877,872
                                   ===========       ========      ===========




See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                            STATEMENTS OF CASH FLOWS


                                                                         For the nine months ended
                                                                               September 30,
                                                                        -----------------------------
                                                                            1999              1998
                                                                        -----------       -----------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
      Net (loss) income                                                 $  (834,846)      $   309,408
      Adjustments to reconcile net (loss) income to net
        cash provided by operating activities
          Provision for equipment impairment                              1,032,000               -
          Depreciation                                                      280,455           483,069
          Gain on sale of aircraft, net                                     (22,709)         (357,966)
          Amortization of deferred costs                                        -              84,209
      Changes in assets and liabilities
          Deferred costs                                                    (33,535)              -
          Other receivables and prepaid expenses                            (10,581)           (1,935)
          Accounts payable and accrued expenses                            (151,565)          134,610
          Due to affiliates                                                 (14,941)           14,941
          Deferred income                                                       -             (34,625)
          Deferred aircraft upgrade payable                                     -            (100,000)
                                                                        -----------       -----------

             Net cash provided by operating activities                      244,278           531,711
                                                                        -----------       -----------

 Cash flows from investing activities
      Proceeds from sale of aircraft, net                                 2,271,490         3,763,343
      Note receivable collections                                               -               3,481
                                                                        -----------       -----------

          Net cash provided by investing activities                       2,271,490         3,766,824
                                                                        -----------       -----------

 Cash flows from financing activities
      Distributions to partners                                                 -          (3,030,354)
                                                                        -----------       -----------

 Net increase in cash and cash equivalents                                2,515,768         1,268,181

 Cash and cash equivalents, beginning of period                           2,287,311         4,796,456
                                                                        -----------       -----------

 Cash and cash equivalents, end of period                               $ 4,803,079       $ 6,064,637
                                                                        ===========       ===========


See notes to financial statements.
                                                                               4

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6 L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the nine months ended September 30, 1999 and 1998 reimbursable expenses to NorthStar Presidio from the Partnership amounted to $15,000 and $9,172, respectively.

         On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

         In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25,1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

         The Partnership has a management agreement with Integrated Resources Equipment Group, Inc. ("IREG"), pursuant to which IREG receives equipment management fees of 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $31,163 and $73,991 for the nine months ended September 30, 1999 and 1998, respectively.

         During the operating and liquidating stage of the Partnership, IREG may be entitled to a partnership management fee equal to 4% of cash from operations as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. The Partnership did not incur any partnership management fees for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, partnership management fees amounted to $126,000.

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

         In addition, Continental has made certain other modifications to such aircraft. The Partnership provided financing for the modifications ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee repaid Lessor Financing Credits through monthly installments which were being amortized at the rate of 9.31% per annum over 36 months. Through September 30, 1999, the Partnership had provided financing aggregating approximately $1,308,000. The Partnership sold one aircraft to an unaffiliated third party during the third quarter of 1998. Additionally, the Partnership has agreed to extend the term of the lease with respect to the second aircraft until December 31, 1999 at the same lease rate.

         On October 20, 1999, the Partnership closed the sale of the second aircraft to an unaffiliated third party for proceeds of approximately $2,261,000, exclusive of selling expenses of approximately $125,000. At the time of sale, the aircraft had a net carrying value of approximately $2,136,000, inclusive of provisions for equipment impairment aggregating approximately $5,822,000 to recognize the decrease in value of the aircraft which management believed reflected the fair selling price of the aircraft. The provision for equipment impairment includes $245,000 recorded during the three months ended September 30, 1999 to reflect the current fair selling price of the aircraft.

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

         On September 23, 1999, the Partnership sold an aircraft engine and components to an unaffiliated third party for proceeds of $22,709. At the time of sale, the engine and components had a net carrying value of zero.

6        SUBSEQUENT EVENT

         On October 20, 1999, the Partnership sold one Boeing 727-227 aircraft to an unaffiliated third party for proceeds of approximately $2,261,000, exclusive of selling expenses of approximately $125,000. At the time of sale, the aircraft had a net carrying value of approximately $2,136,000. At September 30, 1999, the Partnership recorded an additional provision for equipment impairment of $245,000 with respect to this aircraft.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As of June 30, 1999, the Partnership had operating reserves of approximately $4,696,000, which was comprised of undistributed cash from operations and sales, aggregating approximately $3,196,000, as well as the general working capital reserve of $1,500,000.

On September 23, 1999, the Partnership sold an aircraft engine and components to an unaffiliated third party for sale proceeds of $22,709. At the time of sale, the engine and components had a net carrying value of zero.

On October 20, 1999, the Partnership sold one Boeing 727-227 aircraft to an unaffiliated third party for proceeds of approximately $2,261,000, exclusive of selling expenses of approximately $125,000. At the time of sale, the aircraft had a net carrying value of approximately $2,136,000. At September 30, 1999, the Partnership recorded an additional provision for equipment impairment of $245,000 with respect to this aircraft.

The sales described above complete the sale of the Partnership's equipment portfolio. The Partnership does not anticipate that it will make any distributions until it resolves the issues associated with the tax examinations with respect to the general excise tax ("GET") as discussed in Note 4, Commitments and Contingencies - Tax Assessment.

Upon resolution of the tax examination relating to the GET, the managing general partner will then prepare a final accounting of the Partnership's assets and liabilities, commence the dissolution and termination of the Partnership and make a final distribution to partners.

Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception nor does the Partnership anticipate any material effect on its business from these factors. The market softness in the aircraft industry and resulting decline in value of the aircraft owned by the Partnership have resulted in the Partnership providing allowances for equipment impairment.

Year 2000 compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and programs to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

During the third quarter of 1999, the General Partner and its affiliates completed their assessment of computer systems used in connection with the management of the Partnership. The General Partner and its affiliates have completed upgrading those systems where required. The Partnership has to date not borne, nor is it expected that the Partnership will bear, any significant costs in connection with the upgrade of those systems requiring remediation.

To date, the General Partner is not aware of any external agent or service provider with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents and service providers will be Year 2000 compliant. The General Partner does not believe that the inability of external agents or servive providers to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Results of Operations

Net income decreased for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods of the prior year principally due to a decrease in revenues and reduced gains on the sale of aircraft, partially offset by a decrease in costs and expenses.

Revenues decreased for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods of the prior year. Rental income decreased due to the expiration in January and August 1998 of the leases with Southwest Airlines, Co. in accordance with their terms and the sale in 1998 of one Boeing 727 aircraft which was leased to Continental Micronesia Inc.

Interest income decreased for the nine month period ended September 30, 1999 compared to the corresponding period of the prior year due to lower cash balances available for short term investments, but increased slightly for the three month period ended September 30, 1999 compared to the same period in 1998.

Expenses decreased for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods of the prior year as follows:

Operating expenses decreased for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods of the prior year due to lower costs associated with the Partnership's off-lease aircraft in order to comply with certain airworthiness directives issued by the Federal Aviation Authority in 1998 as well as expenses related to the return and storage of the aircraft.

Depreciation expense decreased resulting from the disposition of certain equipment subsequent to the prior year's period, as well as to the fact that certain equipment reached salvage value prior to the current year's period.

Fees to affiliates decreased due to the decrease in distributable cash from operations resulting in lower partnership management fees as well as lower equipment management fees due to reduced rentals on which such fee is based.

Through September 30, 1999, the Partnership recorded provisions for equipment impairment aggregating approximately $5,822,000 to recognize the decrease in value of one Boeing 727-227 aircraft which the Partnership owned on that date, inclusive of $245,000 recorded during the three months ended September 30, 1999 to reflect the current fair selling price of the aircraft.

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

                             NATIONAL LEASE INCOME FUND 6 L.P.

                        By:  ALI Equipment Management Corp.
                             Managing General Partner

                             /s/  Allan Rothschild
                             ---------------------------------------------------
                             Allan Rothschild
                             Duly Authorized Officer

                             /s/  Lawrence Schachter
                             ---------------------------------------------------
                             Lawrence Schachter
                             Principal Financial and Accounting
                             Officer

Date: November 11, 1999