Form 10-K405
period 1999-12-31
NATIONAL LEASE INCOME FUND 6 LP
filed 2000-03-30
CIK 799034

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
December 31, 1999                                                 Number 0-15643

                        NATIONAL LEASE INCOME FUND 6 L.P.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                      13-3275922
-----------------------                                         -------------
(State or other jurisdiction                                   (IRS Employer
 of incorporation or organization)                           Identification No.)



5 Cambridge Center 9th Floor, Cambridge, MA                              02142
-------------------------------------------                            --------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including
  area code                                                        617-234-3000
                                                                 --------------

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

                           YES    X           NO
                              ---------

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

                       Documents Incorporated by Reference

                                      None

Exhibit Index:  page 40

PART I

Item 1.     Business

General

National Lease Income Fund L.P. 6 (the "Registrant") was organized as a Delaware limited partnership on July 11, 1986. The general partners of the Registrant are ALI Equipment Management Corp. (the "Managing General Partner"), ALI Capital Corp. (the "Corporate General Partner"), and Presidio Boram Corp. (the "Associate General Partner"). The Associate General Partner, the Managing General Partner and the Corporate General Partner are collectively referred to herein as the "General Partners". The General Partners are all ultimately wholly-owned subsidiaries of Presidio Capital Corporation, a British Virgin Islands corporation ("Presidio"). See "Management/Employees" below.

In 1988, the Registrant sold, pursuant to a registration statement filed with the Securities Exchange Commission, 300,000 units of limited partnership interest (the "Units") for gross proceeds aggregating $150,000,000. The principal business of the Registrant is and has been to hold for investment and ultimately sell equipment. Substantially all of the net proceeds available for investment had been invested in equipment by December 1988. During the year ended December 31, 1999, the Registrant sold the balance of its remaining equipment and it is anticipated that the Registrant will be dissolved during 2000. See "Equipment" below.

Management/Employees

Registrant does not have any employees. The business of the Registrant is managed by the General Partners, their affiliates and agents. Through November 2, 1994, the Managing General Partner and the Corporate General Partner were wholly-owned subsidiaries of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Managing General Partner and the Corporate General Partner was purchased by Presidio. Further, on February 28, 1995, the Associate General Partner replaced Z Square G Partners II as the associate general partner of Registrant. As a result, all of the General Partners became ultimately wholly-owned by Presidio. Presidio, in turn, is controlled by NorthStar Capital Investment Corp., a Maryland corporation ("NorthStar").

Presidio previously retained Wexford Management LLC ("Wexford") to provide consulting and administrative services to Presidio and its affiliates, including the General Partners and Registrant. The agreement with Wexford expired on May 3, 1998 at which time Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Registrant and other entities affiliated with Registrant.

As a result of this agreement, the Agent has the duty to direct the day to day affairs of Registrant, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Registrant's assets, preparation of all reports, maintaining records and maintaining bank accounts of Registrant. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Registrant to sell or acquire an asset or file for bankruptcy protection.

In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of Registrant.

Equipment

As of January 1, 2000, all of Registrant's equipment had been liquidated.

In August 1997, the Registrant sold certain equipment for management information systems which it had originally purchased for purchase prices aggregating $3,096,362, inclusive of associated acquisition fees to unaffiliated third parties, for an aggregate sales price of $3,860. Such equipment had net carrying value of $0 (net of allowances for equipment impairment aggregating $22,435 previously provided) when sold.

In November 1997, the Registrant sold certain engine components which it had originally purchased for a purchase price aggregating $2,406,000, inclusive of associated acquisition fees to unaffiliated third parties, for an aggregate sales price of $6,737. Such equipment had a net carrying value of $0 (net of allowances for equipment impairment aggregating $1,427,250 previously provided) when sold.

On September 23, 1998, the Registrant closed the sale of one Boeing 727-227 aircraft to an unaffiliated third party for proceeds of approximately $3,893,000, exclusive of selling expenses of approximately $130,000. At the time of sale, the aircraft had a net carrying value of approximately $3,405,000.

On April 20, 1999, the Registrant sold one Boeing 737-200 aircraft to an unaffiliated third party for proceeds of approximately $1,250,000, exclusive of selling expenses of approximately $52,000. At the time of sale, the aircraft had a net carrying value of approximately $1,198,000.

On May 5, 1999, a Boeing 737-200 aircraft owned by the Registrant was sold to an unaffiliated third party for proceeds of approximately $1,100,000, exclusive of selling expenses of approximately $49,000. At the time of sale, the aircraft had a net carrying value of approximately $1,051,000.

On September 23, 1999, the Registrant sold an aircraft engine and components to an unaffiliated third party for proceeds of approximately $23,000. At the time of sale, the engine and components had a net carrying value of zero.

On October 20, 1999, the Registrant sold one Boeing 727-227 aircraft to an unaffiliated third party for proceeds of approximately $2,261,000, exclusive of selling expenses of approximately $125,000. At the time of sale, the aircraft had a net carrying value of approximately $2,136,000.

Foreign Operations

Registrant sold its aircraft that was being operated by Air Micronesia in Southeast Asia. (See Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Item 2.     Properties

See "Item 1. Business-Equipment" for information relating to the sales of Registrant's remaining equipment.




Item 3.     Legal Proceedings

None.



Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.

(a) There is no developed public market for the Units of Registrant.

As of March 1, 2000, there were approximately 10,100 record holders of Units of Registrant owning an aggregate of 300,005 Units.

During the past two years, Registrant made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

---------------------------------------------------------
Distribution with         Amount of Distribution Per
respect                   Unit (1)(2)
to Quarter Ended

---------------------------------------------------------
                               1999           1998
---------------------------------------------------------
March 31                    $     -        $     -
---------------------------------------------------------
June 30                     $     -        $    10.00
---------------------------------------------------------
September 30                $     -        $    12.40
---------------------------------------------------------
December 31                 $     -        $     -
---------------------------------------------------------


(1) The amounts listed represent distributions of cash from operations and cash from sales.
(2) During February 2000, Registrant declared a distribution in the amount of $9.90 per Unit for holders of record as of January 1, 2000.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information relating to Registrant's ability to make future cash distributions.

(b) Not applicable.

Item 6.     Selected Financial Data

                                                             Year ended December 31,
                            --------------------------------------------------------------------------------------

                                 1999             1998              1997              1996              1995
                            --------------  ----------------   -------------     --------------   ----------------

Revenues (1)                $      918,693  $      1,917,930   $    3,069,420    $    3,274,777   $      4,794,552
Net (loss) income
      (1) (2) (3)           $     (718,412) $        172,681   $      640,155    $      235,176   $      1,732,664
Net income (loss)
      per Unit (1) (2) (3)  $        (2.37) $            .57   $         2.11    $          .78   $           5.72
Distribution per Unit       $         -     $          22.40   $         2.30    $         9.85   $          36.00
    Total Assets            $     7,082,635 $      8,021,712   $   14,617,887    $   15,492,237   $     19,014,283
Total Partners' Equity      $     6,994,306 $      7,712,718   $   14,328,029    $   14,384,855   $     17,134,577


(1)   Included in these amounts are $206,882, $228,113, $198,047, $218,863 and
      $380,660 of interest income from short-term investments for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(2) Reflected in such amounts are provisions for equipment impairments aggregating $902,000, $50,000 and $8,000, for the years ended December 31, 1999, 1996 and 1995, respectively, with respect to certain equipment.

(3) Included in such amounts are gains (losses) on the disposition of equipment of $22,709, $357,966, $10,597, $(46,643) and $562,932 for the
      years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

During 1999, Registrant generated cash from operations of $239,027 and cash from the disposition of equipment of $4,537,925. Registrant made no cash distributions to limited partners in 1999. Registrant had $7,064,263 of cash and cash equivalents as compared to $2,289,311 of cash and cash equivalents at December 31, 1998. Expense levels have been reduced and most of Registrant's future administrative expenses (i.e., accounting and investor services, including printing) are fixed and thus will not decrease significantly during future periods.

In February 2000, Registrant declared and paid a distribution of $3,000,000, of which the limited partners received $2,970,000 or $9.90 per Unit.

Set forth below is a description of various transactions, which have impacted the liquidity of Registrant during 1999 and 1998:

(i) In November 1997, Registrant sold certain engine components to an unaffiliated third party for net sale proceeds aggregating $6,737. Such equipment, net of allowances for equipment impairment aggregating $1,427,250 previously provided, had a zero carrying value when sold.

      At December 31, 1998, the Hawaiian Engine (net of allowances for equipment impairment aggregating $1,167,750 previously provided) was fully depreciated. On September 23, 1999, Registrant sold the engine and components for proceeds and a gain of $22,709.

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

      Further, Continental has made certain other modifications to the aircraft which Registrant provided financing through credits ("Lessor Financing Credits") against base rental payments due under the Air Mike Leases. The lessee repaid Lessor Financing Credits through monthly payments which were amortized at the rate of 9.31% per annum over 36 months. Through September 30, 1999, Registrant had provided financing aggregating approximately $1,308,000. During 1998, Registrant sold one Boeing 727-227 aircraft originally purchased for approximately $13,782,000 and which had a net carrying value of $3,405,000 at the time of disposition (net of allowances for equipment impairment aggregating approximately $5,005,000 provided with respect to such equipment) for net sale proceeds of approximately $3,763,000, or approximately $12.42 per Unit. Registrant sold one aircraft to an unaffiliated third party during the third quarter of 1998. Additionally, Registrant has agreed to extend the term of the lease with respect to the second aircraft until December 31, 1999 at the same lease rate.

      On October 20, 1999, the Partnership closed the sale of the second aircraft to an unaffiliated third party for proceeds of approximately $2,261,000, exclusive of selling expenses of approximately $125,000. At the time of sale, the aircraft had a net carrying value approximately $2,136,000, inclusive of provisions for equipment impairment aggregating approximately $5,822,000 to recognize the decrease in value of the aircraft which management believed reflected the fair selling price of the aircraft.

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

      On April 20, 1999, the Partnership sold one Boeing 737-200 aircraft to an unaffiliated third party for proceeds of approximately $1,250,000, exclusive of selling expenses of approximately $52,0000. At the time of sale, the aircraft had a net carrying value of approximately $1,198,000. At March 31, 1999, the Partnership recorded a provision for equipment impairment of approximately $34,000 with respect to this aircraft.

      On May 5, 1999, a Boeing 737-200 aircraft owned by the Partnership was sold to an unaffiliated third party for proceeds of approximately $1,100,000 exclusive of selling expenses of approximately $49,000. At the time of sale, the aircraft had a net carrying value of approximately $1,051,000. At March 31, 1999, the Partnership recorded a provision for equipment impairment of approximately $181,000 with respect to this aircraft.

As of December 31, 1999, Registrant had sold all of its equipment with a view towards winding up the business affairs of Registrant during the first half of 2000.

Inflation and changing prices have not had any material effect on Registrant's revenues since its inception nor does Registrant anticipate any material effect on its business from these factors.

Results of Operations - 1999 as Compared to 1998

Registrant generated a net loss of $718,412 for the year ended December 31, 1999, as compared to net income of $172,681 for the year ended December 31, 1998. Net income decreased primarily due to a decrease in revenues of $999,237 and reduced gains on the sale of equipment of $335,257, partially offset by a decrease in costs and expenses of $443,401.

Rental revenue decreased for the year ended December 31, 1999 compared to the corresponding period in 1998 due to the expiration in January and August 1998 of leases with Southwest Airlines in accordance with the terms and the sale of the equipment. Interest income decreased by approximately 9% due to lower cash balances available for investment.

Operating expenses decreased compared to the corresponding periods of the prior year due to lower costs associated with the Partnership's off-leases aircraft in order to comply with certain airworthiness directives issued by the Federal Aviation Authority in 1998 as well as expenses related to the return and storage of the aircraft.

Depreciation expense decreased by $296,100 resulting from the disposition of certain equipment subsequent to the prior year's period, as well as to the fact that certain equipment reached salvage value prior to the current year's period.

Fees to affiliates decreased by $176,983 due to the decrease in distributable cash from operations, resulting in lower partnership management fees, as all as lower equipment fees due to reduced certain rentals on which such fee is based.

General and administrative expenses increased by $150,588 due to a higher legal expenses.

Registrant recorded provisions for equipment impairment aggregating $908,000 to record the decrease in value of the aircraft to reflect the fair selling price of the aircraft.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.           Financial Statements and Supplemental Data.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                      INDEX

                                                                Page
                                                                Number
                                                                ------

Independent Auditor's Report                                     F-1

Financial statements - years ended
  December 31, 1999, 1998 and 1997

     Balance sheets                                              F-2
     Statements of operations                                    F-3
     Statement of partners' equity                               F-4
     Statements of cash flows                                    F-5
     Notes to financial statements                        F-6 through F-17

Schedule:

     II -- Valuation and Qualifying Accounts              F-18 through F-19

All other schedules have been omitted because they are inapplicable or because they are included in the financial statements or notes thereto.

To the Partners of
National Lease Income Fund 6 L.P.
Cambridge, Massachusetts


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of National Lease Income Fund 6 L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Lease Income Fund 6 L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

During 1999, the Partnership sold its three remaining aircraft and is expecting to wind up its business affairs and liquidate during the first half of 2000. In that regard, the Partnership declared and paid a cash distribution of $3,000,000 during February 2000 for unitholders of record as of January 1, 2000.



/s/  Hays & Company


March 15, 2000
New York, New York


                                NATIONAL LEASE INCOME FUND 6 L.P.

                                          BALANCE SHEETS

                                                                           December 31,
                                                                     ---------------------------

                                                                        1999            1998
                                                                     ------------   ------------

 ASSETS

      Leased equipment - net                                         $      -       $  3,233,889
      Equipment held for sale - net                                         -          2,463,781
      Cash and cash equivalents                                         7,064,263      2,287,311
      Deferred costs                                                        -             28,354
      Other assets                                                         18,372          8,377
                                                                     ------------   ------------

                                                                     $  7,082,635   $  8,021,712
                                                                     ============   ============

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses                          $     88,329      $ 249,040
      Deferred income                                                       -             34,625
      Due to affiliates                                                     -             25,329
                                                                     ------------   ------------

         Total liabilities                                                 88,329        308,994
                                                                     ------------   ------------

 Commitments and contingencies (Notes 3, 4, 5, 8 and 10)

 Partners' equity
      Limited partners' equity (300,005 units issued
         and outstanding)                                               6,914,512      7,625,740
      General partners' equity                                             79,794         86,978
                                                                     ------------   ------------

         Total partners' equity                                         6,994,306      7,712,718
                                                                     ------------   ------------

                                                                     $  7,082,635   $  8,021,712
                                                                     ============   ============

                       See notes to financial statements.

                                NATIONAL LEASE INCOME FUND 6 L.P.

                                     STATEMENTS OF OPERATIONS



                                                               Year ended December 31,
                                                         ---------------------------------------

                                                            1999          1998           1997
                                                         -----------  -----------    ------------

 Revenues
      Rental                                              $ 658,380   $ 1,687,577    $ 2,875,508
      Interest                                              206,882       228,113        198,047
      Other                                                  53,431         2,240         (4,135)
                                                         -----------  -----------    -----------

                                                            918,693     1,917,930      3,069,420
                                                         -----------  -----------    -----------

 Costs and expenses
      Operating                                             119,934     1,142,790        231,105
      Depreciation                                          280,454       576,554      1,797,526
      Fees to affiliates                                     33,396       210,379        173,257
      General and administrative                            324,030       173,492        237,974
      Provision for equipment impairment                    902,000             -              -
                                                         -----------  -----------    -----------

                                                          1,659,814     2,103,215      2,439,862
                                                         -----------  -----------    -----------

                                                           (741,121)     (185,285)       629,558

 Gain on sale of equipment - net                             22,709       357,966         10,597
                                                         -----------  -----------    -----------

 Net (loss) income                                       $ (718,412)  $   172,681    $   640,155
                                                         ===========  ===========    ===========


 Net (loss) income attributable to

      Limited partners                                   $ (711,228)  $   170,954    $   633,753
      General partners                                       (7,184)        1,727          6,402
                                                         -----------  -----------    -----------

                                                         $ (718,412)  $   172,681    $   640,155
                                                         ===========  ===========    ===========

 Net (loss) income per unit of limited partnership
      interest (300,005 units outstanding)                  $ (2.37)       $  .57        $  2.11
                                                            ========       ======        =======


                       See notes to financial statements.


                                  NATIONAL LEASE INCOME FUND 6 L.P.

                                    STATEMENT OF PARTNERS' EQUITY

                            YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999




                                                            Limited        General        Total
                                                           Partners'      Partners'      Partners'
                                                            Equity         Equity         Equity
                                                       -------------   -------------   ------------
Balance, January 1, 1997                               $ 14,231,157    $    153,698    $ 14,384,855

Net income - 1997                                           633,753           6,402         640,155

Distributions to partners ($2.30 per limited
     partnership unit)                                     (690,012)         (6,969)       (696,981)
                                                       ------------    ------------    ------------

Balance, December 31, 1997                               14,174,898         153,131      14,328,029

Net income - 1998                                           170,954           1,727         172,681

Distributions to partners ($22.40 per limited
     partnership unit)                                   (6,720,112)        (67,880)     (6,787,992)
                                                       ------------    ------------    ------------

Balance, December 31, 1998                                7,625,740          86,978       7,712,718

Net loss - 1999                                            (711,228)         (7,184)       (718,412)
                                                       ------------    ------------    ------------

Balance, December 31, 1999                             $  6,914,512    $     79,794    $  6,994,306
                                                       ============    ============    ============

 * During February 2000, the Partnership declared and paid a $3,000,000 distribution to unitholders of record as of January 1, 2000


                       See notes to financial statements.


                                            NATIONAL LEASE INCOME FUND 6 L.P.

                                                STATEMENTS OF CASH FLOWS



                                                                                     Year ended December 31,
                                                                        ------------------------------------------------

 INCREASE (DECREASE) IN CASH AND                                            1999              1998              1997
                                                                        ------------     -------------     -------------
 CASH EQUIVALENTS

 Cash flows from operating activities

      Net (loss) income                                                 $ (718,412)      $    172,681      $     640,155
      Adjustments to reconcile net (loss) income to net
        cash provided by operating activities
          Depreciation                                                     280,454            576,554          1,797,526
          Amortization of deferred costs                                    28,354            112,161            112,516
          Gain on sale of equipment - net                                  (22,709)          (357,966)           (10,597)
          Provision for equipment impairment                               902,000                  -                 -
      Changes in operating assets and liabilities
          Other assets                                                      (9,995)            17,811              8,424
          Accounts receivable                                                    -                  -              2,788
          Accounts payable and accrued expenses                           (160,711)                78             11,591
          Deferred income                                                  (34,625)           (34,625)                -
          Due to affiliates                                                (25,329)            25,329            (71,527)
                                                                        ------------     -------------     -------------

                 Net cash provided by operating activities                 239,027            512,023          2,490,876
                                                                        ------------     -------------     -------------

 Cash flows from investing activities
      Proceeds from disposition of leased equipment                      4,537,925          3,763,343             10,597
      Note receivable collections                                               -               3,481            267,807
                                                                        ------------     -------------     -------------

                 Net cash provided by investing activities               4,537,925          3,766,824            278,404
                                                                        ------------     -------------     -------------


 Cash flows from financing activities

      Distributions to partners                                                 -          (6,787,992)        (1,454,569)
                                                                        ------------     -------------     -------------

 Net increase (decrease) in cash and

      cash equivalents                                                   4,776,952         (2,509,145)         1,314,711

 Cash and cash equivalents, beginning of year                            2,287,311          4,796,456          3,481,745
                                                                        ------------     -------------     -------------

 Cash and cash equivalents, end of year                                 $7,064,263      $   2,287,311      $   4,796,456
                                                                        ============    =============      =============


                       See notes to financial statements.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



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

    During 1999, the Partnership sold its the three remaining aircraft and is expecting to wind up its business affairs and liquidate during the first half of 2000.

2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Leases

    The Partnership accounted for all of its leases in accordance with the operating and financing methods. For operating leases, rental revenue was recognized on a straight-line basis and expenses (including depreciation) was charged to operations as incurred. For financing leases, unearned income was recognized as revenue over the respective lease term so as to produce a constant rate of return on the net investment.

    Leased equipment and equipment held for sale

    The cost of leased equipment and equipment held for sale represented the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and was carried at the lower of depreciated cost or net realizable value.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Leased equipment and equipment held for sale (continued)

    Depreciation was computed using the straight-line method over the estimated useful lives of such assets (five years for equipment for management information systems, eight years for telephone equipment and aerial lift platforms, 12 years for intercity buses and 13 to 18 years for aircraft and aircraft-related equipment). The Partnership capitalized major additions to its aircraft and depreciated such capital improvements over the remaining estimated useful life of such aircraft. Depreciation was not computed for equipment held for sale.

    When equipment was sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) were removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs were charged to operations as incurred. The Partnership provided allowances for equipment impairment based upon a periodic review of all equipment in its portfolio, when management believed that, based upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment might not be recoverable.

    The allowance was inherently subjective and was based upon management's best estimate of then current conditions and assumptions about expected future conditions.

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

    Net income (loss) and distributions per unit of limited partnership interest

    Net income (loss) and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (300,005) during the year.

    Income taxes

    No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Income taxes (continued)

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

    As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy protection.

    In order to facilitate the Agent's provision of asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of the Partnership.

    The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of gross rental revenues if services are performed by third parties under the active supervision of IREG as defined in the Limited Partnership Agreement. During the years ended December 31, 1999, 1998 and 1997, the Partnership incurred expenses of $33,396, $84,379 and $144,257, respectively, for such management services.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



3   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

    During the operating and liquidating stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to possible increase after the limited partners have received certain specified minimum returns on their investment. For the years ended December 31, 1998 and 1997, the Partnership incurred partnership management fees of $126,000 and $29,000, respectively. There were no such fees for 1999. Such amounts are included in fees to affiliates in the statements of operations.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4   LEASED EQUIPMENT

    Leased equipment

                                                              December 31,
                                                        ------------------------

                                                          1999           1998
                                                      ------------   -----------

      Transportation and related equipment (net of
        accumulated depreciation of $5,543,386 and
        an allowance for equipment impairment of
        $5,004,725 at December 31, 1998)               $     -        $3,233,889
                                                      ============   ===========

    Leases on the Partnership's transportation equipment expired during 1998. The Partnership sold its remaining aircraft during 1999.

    Equipment held for sale

    Equipment held for sale at December 31, 1998 consisted of certain transportation equipment, with an aggregate net carrying value of $2,463,781 (net of accumulated depreciation of $12,817,338 and an allowance for equipment impairment of $11,567,750).

5   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:
                                                         December 31,
                                                   ------------------------

                                                       1999         1998
                                                   -----------   ----------

      Professional fees                            $    40,000   $  116,956
      Lease overpayments                                 -            8,835
      Operating expenses                                48,329      123,249
                                                   -----------   ----------

                                                   $    88,329   $  249,040
                                                   ===========   ==========

6     PARTNERS' EQUITY

    The General Partners hold a 1% equity interest in the Partnership. At the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $9,950. The Partnership's management determined that this accounting did not appropriately reflect the limited partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. The Partnership reallocated $1,500,025 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership. The reallocation had no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



7 RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

    A reconciliation of net (loss) income per financial statements to the tax basis of accounting is as follows:

                                                                        Year ended December 31,
                                                                    ------------------------------

                                                                    1999        1998        1997
                                                                  ---------   ---------   --------

    Net (loss) income per financial statements              $   (718,412)   $ 172,681     $ 640,155

    Difference between financial statements and tax
      basis treatment of advanced rental payments                (34,625)     (34,625)        -

    Difference between financial statements and tax
      basis of equipment sold or disposed of                   4,454,812    3,285,671         -

    Provision for equipment impairment provided
      for financial statement purposes                           902,000         -            -

    Difference between advanced payments
      made over the amount recognized ratably
      over the respective periods for financial
      statements                                                      -       112,161       112,516

    Tax depreciation in excess of financial
      statement depreciation                                     251,271   (1,788,251)     (602,489)
                                                               ---------   -----------    ---------
    Net income per tax basis                                  $4,855,046   $1,747,637     $ 150,182
                                                              ==========   ==========     =========

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


7 RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

    The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                                             December 31,
                                                                       ------------------------

                                                                           1999         1998
                                                                       -----------   ----------

      Net assets per financial statements                              $ 6,994,306   $7,712,718

      Net carrying value of equipment                                        -       (5,608,083)
      Syndication costs                                                 16,875,000   16,875,000
      Advanced rental payments                                               -           34,625
                                                                       -----------   ----------

      Net assets per tax basis                                         $23,869,306  $19,014,260
                                                                       ===========  ===========

8     MAJOR LESSEES

    Revenues from equipment leased to individual lessees, which generated 10% or more of rental revenues, are as follows:

                                                              Year ended December 31,
                                                        ---------------------------------

                                                           1999            1998           1997
                                                        ---------       ---------      ---------

         Two Boeing 737-200 aircraft                  $     -         $   406,000   $  1,200,000
            % of leasing revenues                           -%              24%           42%
      (Southwest Airlines, Co.)

         One (1999) and two (1998) Boeing 727-227     $   658,380     $ 1,281,000   $  1,662,000
            Advanced Aircraft
            % of leasing revenues                           100%           76%            58%
            (Continental Airlines, Inc.)

9   EQUIPMENT SALES

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


9   EQUIPMENT SALES (continued)

    Year ended December 31, 1997 (continued)

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

    Year ended December 31, 1999

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

    On September 23, 1999, the Partnership sold an aircraft engine and components to an unaffiliated third party for proceeds of approximately $23,000. At the time of sale, the engine and components had a net carrying value of zero.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


10  COMMITMENTS AND CONTINGENCIES (continued)

    a   Hawaiian Airlines, Inc. (continued)

        In November 1997, the Partnership sold certain engine components to an unaffiliated third party for net sale proceeds aggregating $6,737. Such equipment, net of allowances for equipment impairment aggregating $1,427,250 previously provided, had a zero carrying value.

        At December 31, 1998, the one remaining Hawaiian Engine (net of allowances for equipment impairment aggregating $1,167,750 was fully depreciated and was included in equipment held for sale or lease. The Hawaiian Engine was sold in September 1999 (Note 9)

    b   Continental Micronesia, Inc.

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

        In addition, Continental has made certain other modifications to the aircraft. The Partnership provided financing for the modifications ("Lessor Financing Credits") against the base rental payments due under the Air Mike Leases. The lessee repaid the Lessor Financing Credits through monthly installments which were being amortized at the rate of 9.31% per annum over 36 months. Through December 31, 1998, the Partnership had provided financing aggregating approximately $1,308,000. As discussed in Note 9, the Partnership sold one aircraft to an unaffiliated third party during the third quarter of 1998. Additionally, the Partnership had agreed to extend the term of the lease with respect to the second aircraft until December 31, 1999 at the same lease rate. The net carrying value of the aircraft aggregated approximately $3,234,000 (net of allowances for equipment impairment aggregating approximately $5,005,000 provided in prior periods) at December 31, 1998.

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


10  COMMITMENTS AND CONTINGENCIES (continued)

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

        On November 30, 1995, the lease extensions with Southwest were scheduled to expire in accordance with their terms. Southwest and the Partnership agreed to a two-year extension of each lease, which provided for monthly rentals of 125% of the previous lease rate.

        The Partnership and Southwest agreed to a short term extension of the leases to facilitate the return of the aircraft. In January 1998, one of the aircraft was returned and the second was returned in August 1998.

        The net carrying value of the Southwest Aircraft aggregated approximately $2,464,000 (net of allowances for equipment impairment aggregating approximately $10,400,000 previously provided) at December 31, 1998. The Southwest Aircraft were subsequently sold during 1999 (Note 9).

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

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


11  Subsequent event

    During February 2000, the Partnership declared and paid a $3,000,000 distribution to the Unitholders of record as of January 1, 2000. Of this amount, the limited partners collectively received $2,970,000 or $9.90 per Unit.


                                           NATIONAL LEASE INCOME FUND 6 L.P.

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                               Additions
                                                                   --------------------------------

                                                   Balance at      Charged to                                Balance
                                                  Beginning of      Costs and           Additions            at End
                  Description                        Period         Expenses          (Deductions)         of Period
----------------------------------------------    --------------   ------------      ----------------     ------------

YEAR ENDED DECEMBER 31, 1999

 Leased equipment accounted for
      under the operating method -
      valuation allowance for equipment
      impairment

      Transportation and related equipment         $   5,004,725     $  687,000  (C) $  (5,691,725)  (A) $    -

 Equipment held for sale - valuation
      allowance for equipment
      impairment

      Transportation and related equipment            11,567,750        215,000  (C)   (11,782,750)  (A)      -
                                                     -----------      ---------       ------------            -

                                                   $  16,572,475     $  902,000      $ (17,474,475)      $     -
                                                   =============     ==========      ==============      ============


 YEAR ENDED DECEMBER 31, 1998

 Leased equipment accounted for
      under the operating method -
      valuation allowance for equipment
      impairment


      Transportation and related equipment          $ 20,409,450     $       -   (A) $  (5,004,725)      $  5,004,725
                                                                                 (B)   (10,400,000)

 Equipment held for sale - valuation
      allowance for equipment
      impairment


      Transportation and related equipment            1,167,750              -  (B)    10,400,000          11,567,750
                                                   -------------     ----------      ------------        ------------

                                                   $ 21,577,200      $       -       $ (5,004,725)       $ 16,572,475
                                                   =============     ==========      =============       ============






                                                                                                          (continued)


                                           NATIONAL LEASE INCOME FUND 6 L.P.                                       Schedule II

                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)

                                                                              Additions
                                                                     --------------------------

                                                      Balance at      Charged to      Charged                             Balance
                                                     Beginning of      Costs and      to Other         Additions          at End
                   Description                          Period         Expenses       Accounts       (Deductions)        of Period
-----------------------------------------------      --------------  -----------    -----------    --------------       ----------
 YEAR ENDED DECEMBER 31, 1997

 Leased equipment accounted for
      under the operating method -
      valuation allowance for equipment
      impairment

      Equipment for management
          information systems                              $ 22,435   $    -        $     -        $   (22,435) (A)     $    -
      Transportation and related equipment               20,409,450        -              -              -                20,409,450

 Equipment held for lease or sale -
      valuation allowance for equipment
      impairment

      Transportation and related equipment                2,595,000        -              -         (1,427,250) (A)        1,167,750
                                                         ----------   ----------    -------------  ------------         ------------

                                                     $   23,026,885   $    -        $     -        $(1,449,685)         $ 21,577,200
                                                     ==============   ==========    =============  =============        ============


(A) Represents elimination of valuation allowances for equipment impairments due to the sale of certain equipment during 1999, 1998 and 1997.
(B) Represents valuation allowance for equipment that was transferred to Equipment Held for Sale during 1998.
(C) Represents additional valuation allowances recorded on equipment during 1999.



                       See notes to financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of Registrant

Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The officers and directors of the Corporate General Partner and the Associate General Partner, in their respective capacities as such, do not devote any material amount of their business time and attention to Registrant's affairs. The names and positions held by the officers and directors of the Managing General Partner are described below. The officers and directors of the Corporate General Partner and the Associate General Partner are the same as the officers and directors of the Managing General Partner.

                                                                Has Served as
                               Position Held with the        Has Served as a
                                                                 Director
Name                          Managing General Partner       or Officer Since
----                          ------------------------       -------------------

Michael L. Ashner         President and Director                  10-99

David G. King, Jr.        Vice President                          11-97

Peter Braverman           Executive Vice President                10-99

Lara K. Sweeney           Vice President and Secretary            10-99

Carolyn Tiffany           Vice President and Treasurer            10-99

      Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

      David G. King, Jr., 37, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

      Peter Braverman, age 48, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

      Lara K. Sweeney, age 27, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

                                     III-1

      Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

Each director and officer of the General Partners will hold office until the next annual meeting of stockholders of the General Partners and until his successor is elected and qualified.

One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

There are no family relationships among the officers and directors of the General Partners.


                                     III-2

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      (a)  Security Ownership of Certain Beneficial Owners.

      No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2000.

      (b)  Security Ownership of Management.

      At March 1, 2000, Presidio, the Managing General Partner and their affiliates, officers and directors owned as a group no Units.

      (c)  Changes in Control.

      There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.    Certain Relationships and Related Transactions

Registrant does not have any employees. The business of the Registrant is managed by the General Partners, their affiliates and agents. Effective October 21, 1999, Presidio, entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership. As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy protection.

The Registrant is party to a management agreement with Integrated Resources Equipment Group, Inc. ("IREG"), an affiliate of the General Partners, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of gross rental revenues if services are performed by third parties under the active supervision of IREG as defined in the Limited Partnership Agreement. During the years ended December 31, 1999, 1998 and 1997, the Registrant incurred expenses of $33,396, $84,379 and $144,257, respectively, for such management services.

During the operating and liquidating stage of the Registrant, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations as defined in the Limited Partnership Agreement, subject to possible increase after the limited partners have received certain specified minimum returns on their investment. For the years ended December 31, 1998 and 1997, the Registrant incurred partnership management fees of $126,000 and $29,000, respectively. There were no such fees for 1999.

The management agreements between the Registrant and IREG may be terminated by either party to such agreements.

The General Partners are entitled to 1% of distributable cash from operations and cash from sales or financing and cash from equipment reserve accounts and an allocation of 1% of taxable net income or loss of the Registrant. There were no distributions made to the Managing General Partner, the Corporate General Partner and the Associate General Partner during 1999. No director or officer of the Managing General Partner received any direct remuneration from Registrant during 1999.

During the operating and liquidating stage of the Registrant, IREG may be entitled to receive certain other fees which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

Upon the ultimate liquidation of the Registrant, the General Partners may be required to remit to the Registrant certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit which could result in distributions to the limited partners of less than recorded equity.

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

** Incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

*** Incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

**** Incorporated by reference to Exhibit 10(b) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

***** Incorporated by reference to Exhibit 10(c) to Registrant's Registration
      Statement on Form S-1, dated May 20, 1988.

******Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15643.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

NATIONAL LEASE INCOME FUND 6, L.P.

By:   ALI EQUIPMENT MANAGEMENT CORP.
      Managing General Partner

                                                                Date

By:   /s/ Michael L. Ashner                                March 29, 2000
      ---------------------------
      Michael L. Ashner
      President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers (as to the Managing General Partner) on the date indicated below.

     Signature                            Title                   Date

/s/ Michael L. Ashner             President and Director      March 29, 2000
----------------------
Michael L. Ashner

/s/ Carolyn Tiffany               Vice President              March 29, 2000
----------------------            and Treasurer
Carolyn Tiffany

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

** Incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

*** Incorporated by reference to Post-Effective Amendment No. 5 to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

**** Incorporated by reference to Exhibit 10(b) to Registrant's Registration Statement on Form S-1, dated May 20, 1988.

***** Incorporated by reference to Exhibit 10(c) to Registrant's Registration
      Statement on Form S-1, dated May 20, 1988.

******Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-15643.