Form 10-Q
period 2000-03-31
NATIONAL LEASE INCOME FUND 6 LP
filed 2000-05-15
CIK 799034

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

                  For the quarterly period ended March 31, 2000
                                       OR

    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

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

                          5 Cambridge Center, 9th Floor
                         Cambridge Massachusetts 02142
                    (Address of principal executive offices)

                                 (617) 234-3000
              (Registrant's telephone number, including area code)

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

                        Yes    X                    No
                            ------

                                      INDEX

PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

      BALANCE SHEETS - March 31, 2000 and December 31, 1999 ............     1


      STATEMENTS OF OPERATIONS - For the three months ended March 31, 2000
         and 1999 ......................................................     2


      STATEMENT OF PARTNERS' EQUITY - For the three months ended
         March 31, 2000 ................................................     3


      STATEMENTS OF CASH FLOWS - For the three months ended
         March 31, 2000 and 1999 .......................................     4


      NOTES TO FINANCIAL STATEMENTS ....................................   5-7


    ITEM 2 MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS................     8

    ITEM 3 Quantitative and Qualitative Disclosures

           About Market Risk ...........................................     8


PART II - OTHER INFORMATION

    ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K ............................     9

SIGNATURES .............................................................    10

                          NATIONAL LEASE INCOME FUND 6

                          NOTES TO FINANCIAL STATEMENTS


                                 BALANCE SHEETS

                                                      March 31,   December 31,
                                                        2000         1999
                                                        ----         ----

ASSETS

    Cash and cash equivalents                      $ 4,208,110   $ 7,064,263
    Prepaid expenses and other assets                       -         18,372
                                                   -----------   -----------

                                                   $ 4,208,110   $ 7,082,635
                                                   ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
    Accounts payable and accrued expenses          $    80,425   $    88,329
                                                   -----------   -----------

Commitments and contingencies

Partners' equity
    Limited partners' equity (300,005 units issued
      and outstanding)                               4,076,557     6,914,512
    General partners' equity                            51,128        79,794
                                                   -----------   -----------

      Total partners' equity                         4,127,685     6,994,306
                                                   -----------   -----------

                                                   $ 4,208,110   $ 7,082,635
                                                   ===========   ===========



                      See notes to financial statements.

                          NATIONAL LEASE INCOME FUND 6

                          NOTES TO FINANCIAL STATEMENTS


                            STATEMENTS OF OPERATIONS

                                                  For the three months ended
                                                           March 31,
                                                           ---------
                                                    2000              1999
                                                    ----              ----

Revenues
   Rental                                       $        -        $  207,750
   Interest                                         78,573            24,689
   Other                                            36,933            42,905
                                                ----------        ----------

                                                   115,506           275,344
                                                ----------        ----------

Costs and expenses
   Provision for equipment impairment                    -           215,000
   Operating, net of refunds                       (57,024)           53,008
   Depreciation                                          -            93,485
   Fees to affiliates                                    -            10,388
   General and administrative                       39,151            58,017
                                                ----------        ----------

                                                   (17,873)          429,898
                                                ----------        ----------

Net income (loss)                               $  133,379        $ (154,554)
                                                ==========        ==========

Net income (loss) attributable to
   Limited partners                             $  132,045        $ (153,008)
   General partners                                  1,334            (1,546)
                                                ----------        ----------

                                                $  133,379        $ (154,554)
                                                ==========        ==========

Net income (loss) per unit of limited
   partnership interest (300,005 units
   outstanding)                                 $      .44        $     (.51)
                                                ==========        ==========






                      See notes to financial statements.

                          NATIONAL LEASE INCOME FUND 6

                          NOTES TO FINANCIAL STATEMENTS


                          STATEMENT OF PARTNERS' EQUITY


                                              Limited     General      Total
                                             Partners'   Partners'    Partners'
                                              Equity      Equity       Equity
                                              ------      ------       ------

Balance, January 1, 2000                   $ 6,914,512  $  79,794   $ 6,994,306

Net income for the three months
   ended March 31, 2000                        132,045      1,334       133,379

Distribution to Partners ($9.90 per
limited partnership unit)                   (2,970,000)   (30,000)   (3,000,000)
                                           -----------  ---------   -----------

Balance, March 31, 2000                    $ 4,076,557  $  51,128   $ 4,127,685
                                           ===========  =========   ===========





                      See notes to financial statements.

                          NATIONAL LEASE INCOME FUND 6

                          NOTES TO FINANCIAL STATEMENTS


                            STATEMENTS OF CASH FLOWS

                                                      For the three months ended
                                                               March 31,
                                                               ---------
                                                           2000         1999
                                                           ----         ----

DECREASE IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
   Net income (loss)                                   $   133,379  $  (154,554)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
       Provision for equipment impairment                        -      215,000
       Depreciation                                              -       93,485
   Changes in operating assets and liabilities
       Prepaid expenses and other assets                    18,372      (35,981)
       Accounts payable and accrued expenses                (7,904)    (152,618)
       Due to affiliates                                         -      (25,328)
                                                       -----------  -----------

          Net cash provided by (used in)
            operating activities                           143,847      (59,996)
                                                       -----------  -----------

Cash flows from financing activities
  Distribution to partners                              (3,000,000)           -
                                                       -----------  -----------

Net decrease in cash and cash equivalents               (2,856,153)     (59,996)

Cash and cash equivalents, beginning of period           7,064,263    2,287,311
                                                       -----------  -----------

Cash and cash equivalents, end of period               $ 4,208,110  $ 2,227,315
                                                       ===========  ===========





                      See notes to financial statements.

                          NATIONAL LEASE INCOME FUND 6

                          NOTES TO FINANCIAL STATEMENTS


1     INTERIM FINANCIAL INFORMATION

      The summarized financial information of National Lease Income Fund 6, L.P. (the "Partnership") contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies used in preparing these financial statements are consistent with those described in the December 31, 1999 financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The general partners of the Partnership are ALI Equipment Management Corp. ("Equipment Management"), ALI Capital Corp. and Presidio Boram Corp., all of who are direct or indirect subsidiaries of Presidio Capital Corp. ("Presidio").

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

      In August 28, 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the three months ended March 31, 2000 and 1999 reimbursable expenses to NorthStar Presidio from the Partnership amounted to $0 and $1,200, respectively.

      On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

      As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

                          NATIONAL LEASE INCOME FUND 6

                          NOTES TO FINANCIAL STATEMENTS


2     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
      (continued)

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

      The Partnership has a management agreement with Integrated Resources Equipment Group, Inc. ("IREG"), pursuant to which IREG receives equipment management fees of 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Limited Partnership Agreement. The Partnership incurred equipment management fees of $10,388, for the three months ended March 31, 1999. No such fees were incurred during 2000.

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

      The general partners are entitled to 1% of distributable cash from operations, cash from sales or financing and cash from the equipment reserve accounts and an allocation of 1% of taxable net income or loss of the Partnership. The general partner received $30,000 in distributions for the three months ended March 31, 2000.

      During the operating and liquidating stage of the Partnership, IREG may be entitled to receive certain other fees which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

3     COMMITMENTS AND CONTINGENCIES

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

      The leases with both Aloha and Hawaiian provided for full indemnification of the Partnership for such taxes, but the bankruptcy of Hawaiian may relieve Hawaiian of its indemnification obligation for any periods prior to September 21, 1993, when Hawaiian and its affiliates sought bankruptcy

                          NATIONAL LEASE INCOME FUND 6

                          NOTES TO FINANCIAL STATEMENTS


3     COMMITMENTS AND CONTINGENCIES (continued)

      Tax assessment (continued)

      protection. In any event, it is the Partnership, as taxpayer, which is ultimately liable for GET, if it is applicable.

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

      The Partnership recently reached a settlement with Aloha pursuant to which Aloha agreed to indemnify the Partnership for any costs it may ultimately incur. The Partnership has further been advised that Hawaiian is pursuing a legislative remedy. The Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                           FORM 10-Q - MARCH 31, 2000


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this form 10-Q contain certain forward-looking statements and involve risks uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Partnership's level of liquidity based upon cash and cash equivalents decreased by $2,856,153 during the three months ended March 31, 2000, as compared to December 31, 1999. The decrease is due to a $3,000,000 distribution to partners which was partially offset by $143,847 of cash provided by operating activities.

As of December 31, 1999, the Partnership had sold all of its equipment with a view towards wrapping up the business affairs of the Partnership.

In February 2000, the Partnership declared and paid a $3,000,000 distribution to partners of record as of January 1, 2000 of this amount, the Limited Partners collectively received $2,970,000 or $9.90 per unit. It is not anticipated at this time that any further distributions will be made to partners until the resolution of the Hawaiian GET matter (see below).

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

The Partnership recently reached a settlement with Aloha pursuant to which Aloha agreed to indemnify the Partnership for any costs it may ultimately incur. The Partnership has further been advised that Hawaiian is pursuing a legislative remedy. The Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                           FORM 10-Q - MARCH 31, 2000


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

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

Results of Operations

Net income increased for the three-month period ended March 31, 2000 as compared to the corresponding period of the prior year principally due to a decrease in costs and expenses partially offset by decreased revenues.

Revenues decreased for the three-month period ended March 31, 2000 as compared to the corresponding period of the prior year by $159,838. Rental income decreased due to the sale of all equipment prior to 2000.

Interest income increased for the three-month period ended March 31, 2000 compared to the corresponding period of the prior year due to higher cash balances available for short term investments.

Expenses decreased by $447,771 for the three-month period ended March 31, 2000 as compared to the corresponding period of the prior year primarily due to no equipment operations in 2000. General and administrative expense decreased due to lower professional fees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                        NATIONAL LEASE INCOME FUND 6 L.P.

                           FORM 10-Q - MARCH 31, 2000


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits: 27.  Financial Data Schedule

(b)       Reports on form 8-K: None

                        NATIONAL LEASE INCOME FUND 6 L.P.

                           FORM 10-Q - MARCH 31, 2000

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

                        NATIONAL LEASE INCOME FUND 6 L.P.
                        By:   ALI Equipment Management Corp.
                              Managing General Partner


May 14, 2000                       By:   /S/ Michael L. Ashner
                                         ---------------------
                                         Michael L. Ashner
                                         President and Director
                                         (Principal Executive Officer)


May 14, 2000                       By:   /S/ Carolyn B. Tiffany
                                         ----------------------
                                         Carolyn B. Tiffany
                                         Vice President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)