Form 10-Q
period 2000-06-30
NATIONAL LEASE INCOME FUND 6 LP
filed 2000-08-15
CIK 799034

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________


                         Commission file number 0-15643
                                                -------


                        NATIONAL LEASE INCOME FUND 6 L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                         13-3275922
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   FIVE CAMBRIDGE CENTER, CAMBRIDGE, MA                      02142-1493
  ----------------------------------------                   ----------
  (Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code        (617) 234-3000
                                                          ---------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X        No
                                        -----    ------

================================================================================

                                       1 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

Balance Sheets (Unaudited)

                                                        JUNE 30,    DECEMBER 31,
                                                          2000         1999
                                                        ----------  ------------

ASSETS
Cash and cash equivalents                               $  221,898    $7,064,263
Prepaid expenses and other assets                             --          18,372
                                                        ----------    ----------
         Total Assets                                   $  221,898    $7,082,635
                                                        ==========    ==========
LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                   $   38,701    $   88,329
                                                        ----------    ----------
         Total Liabilities                                  38,701        88,329
                                                        ----------    ----------
Partners' Equity:
      Limited partners' equity (300,005 units
         issued and outstanding)                           171,514     6,914,512
      General partners' equity                              11,683        79,794
                                                        ----------    ----------
         Total Partners' Equity                            183,197     6,994,306
                                                        ----------    ----------
         Total Liabilities and Partners' Equity         $  221,898    $7,082,635
                                                        ==========    ==========





                       See notes to financial statements.



                                     2 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000


STATEMENTS OF OPERATIONS (UNAUDITED)                  FOR THE SIX MONTHS ENDED
                                                     --------------------------
                                                       JUNE 30,        JUNE 30,
                                                         2000           1999
                                                     -----------    -----------

Revenues:
      Rental                                         $      --      $   415,500
      Interest                                           123,443         67,356
      Other                                               38,633         47,525
                                                     -----------    -----------
         Total revenues                                  162,076        530,381
                                                     -----------    -----------
Costs and Expenses:

      Provision for equipment impairment                    --          787,000
      Depreciation                                          --          186,970
      General and administrative                         102,524        117,979
      Operating, net of refunds                          (69,339)        99,295
      Fees to affiliates                                    --           20,775
                                                     -----------    -----------
         Total costs and expenses                         33,185      1,212,019
                                                     -----------    -----------
      Net income (loss)                              $   128,891    $  (681,638)
                                                     ===========    ===========
Net income (loss) attributable to:
      Limited partners                               $   127,602    $  (674,822)
      General partners                                     1,289         (6,816)
                                                     -----------    -----------
                                                     $   128,891    $  (681,638)
                                                     ===========    ===========
Net income (loss) per unit of limited partnership
      interest (300,005 units outstanding)           $       .43    $     (2.25)
                                                     ===========    ===========


                       See notes to financial statements.



                                     3 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000


 STATEMENTS OF OPERATIONS (UNAUDITED)                 FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                        JUNE 30,       JUNE 30,
                                                          2000           1999
                                                      ----------      ---------

Revenues:
      Rental                                           $    --        $ 207,750
      Interest                                            44,870         42,667
      Other                                                1,700          4,620
                                                       ---------      ---------
         Total revenues                                   46,570        255,037
                                                       ---------      ---------
Costs and Expenses:
      Provision for equipment impairment                    --          572,000
      Depreciation                                          --           93,485
      General and administrative                          63,373         59,962
      Operating, net of refund                           (12,315)        46,287
      Fees to affiliates                                    --           10,387
                                                       ---------      ---------
         Total costs and expenses                         51,058        782,121
                                                       ---------      ---------
      Net loss                                         $  (4,488)     $(527,084)
                                                       =========      =========
Net loss attributable to:
      Limited partners                                 $  (4,443)     $(521,813)
      General partners                                       (45)        (5,271)
                                                       ---------      ---------
                                                       $  (4,488)     $(527,084)
                                                       =========      =========
Net loss per unit of limited partnership
      interest (300,005 units)                         $    (.01)     $   (1.74)
                                                       =========      =========


                       See notes to financial statements.



                                     4 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)



                                              LIMITED        GENERAL         TOTAL
                                              PARTNERS'      PARTNERS'      PARTNERS'
                                               EQUITY         EQUITY         EQUITY
                                            -----------    -----------    ------------
Balance - January 1, 2000                   $ 6,914,512    $    79,794    $ 6,994,306
    Net income                                  127,602          1,289        128,891
    Distributions to Partners ($22.90 per
      limited partnership unit)              (6,870,600)       (69,400)    (6,940,000)
                                            -----------    -----------    -----------
Balance - June 30, 2000                     $   171,514    $    11,683    $   183,197
                                            ===========    ===========    ===========







                       See notes to financial statements.



                                     5 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                  --------------------------
                                                                                    JUNE 30,        JUNE 30,
                                                                                      2000           1999
                                                                                  ----------     -----------
Cash Flows from Operating Activities:

Net income (loss)                                                                 $   128,891    $  (681,638)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
      Provision for equipment impairment                                                 --          787,000
      Depreciation                                                                       --          186,970
      Changes in assets and liabilities:
         Other receivables and prepaid expenses                                        18,372        (19,186)
         Deferred costs                                                                  --           (3,467)
         Accounts payable and accrued expenses                                        (49,628)      (168,088)
         Due to affiliates                                                               --          (25,329)
                                                                                  -----------    -----------
Net cash provided by operating activities                                              97,635         76,262
                                                                                  -----------    -----------
Cash Flows from Investing Activities:
      Proceeds from sale of aircraft, net                                                --        2,248,781
                                                                                  -----------    -----------
Cash provided by investing activities                                                    --        2,248,781
                                                                                  -----------    -----------
Cash Flows from Financing Activities:
      Distribution to Partners                                                     (6,940,000)          --
                                                                                  -----------    -----------
Cash used in financing activities                                                  (6,940,000)          --
                                                                                  -----------    -----------
Net (decrease) increase in cash and cash equivalents                               (6,842,365)     2,325,043
Cash and cash equivalents, beginning of period                                      7,064,263      2,287,311
                                                                                  -----------    -----------
Cash and cash equivalents, end of period                                          $   221,898    $ 4,612,354
                                                                                  ===========    ===========


                        See notes to financial statements



                                     6 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information of National Lease Income Fund 6 L.P. (the "Partnership") contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies used in preparing these financial statements are consistent with those described in the December 31, 1999 financial statements. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2.   CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES

     The general partners of the Partnership are ALI Equipment Management Corp. (the "Managing General Partner"), ALI Capital Corp. ("Corporate General Partner") and Presidio Boram Corp. ("Associate General Partner"), all of which are direct or indirect subsidiaries of Presidio Capital Corp. ("Presidio").

     Subject to the rights of the limited partners in the agreement of Limited Partnership ("Partnership Agreement"), Presidio controls the Partnership through its direct or indirect ownership of all of the shares of the Managing General Partner, the Corporate General Partner and the Associate General Partner (collectively the "General Partners"). On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

     In August 28, 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the six months ended June 30, 2000 and 1999 reimbursable expenses to NorthStar Presidio from the Partnership amounted to $0 and $7,500, respectively.

     On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

     As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership Agreement to, among other things, cause the Partnership to acquire an asset or file for bankruptcy.



                                     7 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

2.   CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES (CONTINUED)

     The Partnership has a management agreement with Integrated Resources Equipment Group, Inc. ("IREG") pursuant to which IREG receives equipment management fees of 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Partnership Agreement. The Partnership incurred equipment management fees of $20,775, for the six months ended June 30, 1999. No such fees were incurred during 2000.

     During the operating and liquidating stage of the Partnership, IREG may be entitled to a partnership management fee equal to 4% of cash from operations as defined in the Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. In addition, IREG may be entitled to receive certain other fees which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

     The general partners are entitled to 1% of distributable cash from operations, cash from sales or financing and cash from the equipment reserve accounts and an allocation of 1% of taxable net income or loss of the Partnership. The general partner received $69,400 in distributions for the six months ended June 30, 2000.

3.   COMMITMENTS AND CONTINGENCIES

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



                                     8 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


3.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Tax assessment (Continued)

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

4.   AIRCRAFT SALE

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



                                     9 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

          This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

          Liquidity and Capital Resources

          The Partnership's level of liquidity based upon cash and cash equivalents decreased by $6,842,365 during the six months ended June 30, 2000, as compared to December 31, 1999. The decrease is due to a $6,940,000 distribution to partners which was partially offset by $97,635 of cash provided by operating activities.

          As of December 31, 1999, the Partnership had sold all of its equipment with a view towards wrapping up the business affairs of the Partnership.

          In February 2000, the Partnership declared and paid a $3,000,000 distribution to partners, of which the Limited Partners collectively received $2,970,000 or $9.90 per unit. In June 2000, the Partnership declared and paid a $3,940,000 distribution to partners, of which the Limited Partners collectively received $3,900,600 or $13.00 per unit. It is not anticipated at this time that any further distributions will be made to partners until the resolution of the Hawaiian GET matter (see below).

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



                                    10 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000


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

          Results of Operations

          Net income increased for the three and six month periods ended June 30, 2000, as compared to the three and six months periods ended June 30, 1999, principally due to a decrease in costs and expenses partially offset by decreased revenues.

          Revenues decreased overall for the three and six month periods ended June 30, 2000, as compared to the corresponding periods of the prior year. Rental income decreased due to the sale of all equipment prior to 2000.

          Interest income increased for the three and six month periods ended June 30, 2000, compared to the corresponding periods of the prior year due to higher cash balances available for short term investments.

          Expenses decreased overall for the three and six month periods ended June 30, 2000, as compared to the corresponding period of the prior year primarily due to no equipment operations in 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.



                                    11 of 13

                       NATIONAL LEASE INCOME FUND 6, L.P.

                             FORM 10-Q JUNE 30, 2000


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits: 27. Financial Data Schedule

          b.   Reports on Form 8-K: None



                                    12 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                             FORM 10-Q JUNE 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          NATIONAL LEASE INCOME FUND 6 L.P.

                          BY:     ALI EQUIPMENT MANAGEMENT CORP.
                             -----------------------------------------
                                  Managing General Partner



                          BY:       /s/ MICHAEL L. ASHNER
                             -----------------------------------------
                                   Michael L. Ashner
                                   President and Director
                                   (Principal Executive Officer)

                          BY:       /s/ CAROLYN B. TIFFANY
                             -----------------------------------------
                                   Carolyn B. Tiffany
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)



Dated: August 14, 2000



                                    13 of 13