Form 10-Q
period 2000-09-30
NATIONAL LEASE INCOME FUND 6 LP
filed 2000-11-13
CIK 799034

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended SEPTEMBER 30, 2000
                                                 ------------------

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

                                     1 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          FORM 10-Q SEPTEMBER 30, 2000
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2000             1999
                                                    ---------       -----------

Assets

Cash and cash equivalents                           $ 208,374       $ 7,064,263
Prepaid expenses and other assets                        --              18,372
                                                    ---------       -----------

         Total Assets                               $ 208,374       $ 7,082,635
                                                    =========       ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses               $  60,446       $    88,329
                                                    ---------       -----------

      Total Liabilities                                60,446            88,329
                                                    ---------       -----------

Partners' Equity:

  Limited partners' equity (300,005 units
    issued and outstanding)                           136,598         6,914,512
  General partners' equity                             11,330            79,794
                                                    ---------       -----------

      Total Partners' Equity                          147,928         6,994,306
                                                    ---------       -----------

      Total Liabilities and Partners' Equity        $ 208,374       $ 7,082,635
                                                    =========       ===========

                       See notes to financial statements.

                                     2 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          FORM 10-Q SEPTEMBER 30, 2000



 STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         FOR THE NINE MONTHS ENDED
                                                       -----------------------------
                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                          2000             1999
                                                       -------------   -------------
Revenues:

  Rental                                                $    --        $   623,250
  Interest                                                126,617          124,387
  Other                                                    39,583           49,731
                                                        ---------      -----------

      Total revenues                                      166,200          797,368
                                                        ---------      -----------

Costs and Expenses:

  Provision for equipment impairment                         --          1,032,000
  Depreciation                                               --            280,455
  General and administrative                              141,917          181,679
  Operating, net of refunds                               (69,339)         129,626
  Fees to affiliates                                         --             31,163
                                                        ---------      -----------

      Total costs and expenses                             72,578        1,654,923
                                                        ---------      -----------

Income (loss) before gain on sale of Aircraft              93,622         (857,555)

  Gain on sale of aircrafts, net                             --             22,709
                                                        ---------      -----------

  Net income (loss)                                     $  93,622      $  (834,846)
                                                        =========      ===========

Net income (loss) attributable to:

  Limited partners                                      $  92,686      $  (826,498)

  General partners                                            936           (8,348)
                                                        ---------      -----------

                                                        $  93,622      $  (834,846)
                                                        =========      ===========

Net income (loss) per unit of limited partnership
  interest (300,005 units outstanding)                  $     .31            (2.75)
                                                        =========      ===========

                       See notes to financial statements.

                                     3 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


 STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                              ----------------------------------
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                 2000                 1999
                                              -------------        -------------

Revenues:

  Rental                                       $      --           $  207,750
  Interest                                           3,174             57,031
  Other                                                950              2,206
                                               -----------         ----------

    Total revenues                                   4,124            266,987
                                               -----------         ----------

Costs and Expenses:

  Provision for equipment impairment                  --              245,000
  Depreciation                                        --               93,485
  General and administrative                        39,393             63,700
  Operating, net of refund                            --               30,331
  Fees to affiliates                                  --               10,388
                                               -----------         ----------

    Total costs and expenses                        39,393            442,904
                                               -----------         ----------

Loss before gain on sale of Aircraft               (35,269)          (175,917)

  Gain on sale of aircrafts, net                       --              22,709
                                               ------------     --------------

  Net loss                                     $   (35,269)        $ (153,208)
                                               ===========         ==========

Net loss attributable to:

  Limited partners                             $   (34,916)        $ (151,676)

  General partners                                    (353)            (1,532)
                                               -----------         ----------

                                               $   (35,269)        $ (153,208)
                                               ===========         ==========

Net loss per unit of limited partnership
  interest (300,005 units)                     $      (.12)        $     (.50)
                                               ===========         ==========

                       See notes to financial statements.

                                     4 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                                              LIMITED           GENERAL        TOTAL
                                                             PARTNERS'         PARTNERS'     PARTNERS'
                                                               EQUITY           EQUITY         EQUITY
                                                           ------------       ---------     ------------
Balance - January 1, 2000                                  $  6,914,512       $  79,794     $  6,994,306

  Net income                                                     92,686             936           93,622

  Distributions to Partners ($22.90 per
     limited partnership unit)                               (6,870,600)        (69,400)      (6,940,000)
                                                           ------------       ---------     ------------

Balance - September 30, 2000                               $    136,598       $  11,330     $    147,928
                                                           ============       =========     ============

                       See notes to financial statements.

                                     5 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2000              1999
                                                                 -------------    -------------
Cash Flows from Operating Activities:

Net income (loss)                                                $     93,622      $  (834,846)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Provision for equipment impairment                                   --          1,032,000
    Depreciation                                                         --            280,455
    Gain on sale of aircrafts, net                                       --            (22,709)
    Changes in assets and liabilities:
      Other receivables and prepaid expenses                           18,372          (10,581)
      Deferred costs                                                     --            (33,535)
      Accounts payable and accrued expenses                           (27,883)        (151,565)
      Due to affiliates                                                  --            (14,941)
                                                                 ------------      -----------

Net cash provided by operating activities                              84,111          244,278
                                                                 ------------      -----------

Cash Flows from Investing Activities:

  Proceeds from sale of aircrafts, net                                   --          2,271,490
                                                                 ------------      -----------

Cash provided by investing activities                                    --          2,271,490
                                                                 ------------      -----------

Cash Flows from Financing Activities:

  Distribution to Partners                                         (6,940,000)            --
                                                                 ------------      -----------

Cash used in financing activities                                  (6,940,000)            --
                                                                 ------------      -----------

Net (decrease) increase in cash and cash equivalents               (6,855,889)       2,515,768

Cash and cash equivalents, beginning of period                      7,064,263        2,287,311
                                                                 ------------      -----------

Cash and cash equivalents, end of period                         $    208,374      $ 4,803,079
                                                                 ============      ===========

                       See notes to financial statements.

                                     6 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the National Lease Income Fund 6, L.P. (the "Partnership) Annual Report on Form 10-K for the year ended December 31, 1999. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.   CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES

     The general partners of the Partnership are ALI Equipment Management Corp. (the "Managing General Partner"), ALI Capital Corp. ("Corporate General Partner") and Presidio Boram Corp. ("Associate General Partner"), all of which are direct or indirect subsidiaries of Presidio Capital Corp. ("Presidio").

     Subject to the provisions of the Agreement of Limited Partnership ("Partnership Agreement"), Presidio controls the Partnership through its direct or indirect ownership of all of the shares of the Managing General Partner, the Corporate General Partner and the Associate General Partner (collectively the "General Partners"). On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

     On August 28, 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided, until October 21, 1999, the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the nine months ended September 30, 1999 reimbursable expenses to NorthStar Presidio from the Partnership amounted to $15,000.

     On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership, which were previously provided by NorthStar Presidio.

                                     7 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

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

     The Partnership has a management agreement with Integrated Resources Equipment Group, Inc. ("IREG") pursuant to which IREG receives equipment management fees of 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of Equipment Management, as defined in the Partnership Agreement. The Partnership incurred equipment management fees of $31,163, for the nine months ended September 30, 1999. No such fees were incurred during 2000.

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

     The general partners are entitled to 1% of distributable cash from operations, cash from sales or financing and cash from the equipment reserve accounts and an allocation of 1% of taxable net income or loss of the Partnership. The general partner received $69,400 in distributions for the nine months ended September 30, 2000.

3.   AIRCRAFT SALES

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

                                     8 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   AIRCRAFT SALES (CONTINUED)

     On September 23, 1999, the Partnership sold an aircraft engine and components to an unaffiliated third party for proceeds of $22,709. At the time of sale, the engine and components had a net carrying value of zero.

     On October 20, 1999, the Partnership sold one Boeing 727-227 aircraft to an unaffiliated third party for proceeds of approximately $2,261,000, exclusive of selling expenses of approximately $125,000. At the time of sale, the aircraft had a net carrying value of approximately $2,136,000. At September 30, 1999, the Partnership recorded an additional provision for equipment impairment of $245,000 with respect to this aircraft. During the quarter ended June 30, 1999, the Partnership had recorded a provision for equipment impairment of $572,000.

4.   DISTRIBUTIONS TO PARTNERS

     In February 2000, the Partnership declared and paid a $3,000,000 distribution to partners, of which the Limited Partners collectively received $2,970,000 or $9.90 per unit. In June 2000, the Partnership declared and paid a $3,940,000 distribution to partners, of which the Limited Partners collectively received $3,900,600 or $13.00 per unit.

5.   COMMITMENTS AND CONTINGENCIES

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

     The Partnership recently reached a settlement with Aloha pursuant to which Aloha agreed to indemnify the Partnership for any costs it may ultimately incur. The Partnership has further been advised that Hawaiian is pursuing a legislative remedy. In addition, both the Partnership and Hawaiian have independently filed an appeal with the taxing authority of the State of Hawaii challenging such assessment. The Partnership believes that the state's position on the applicability of GET in this instance is without merit. The Partnership has not recorded any provision or liability as a result of the proposed notices of assessment.

                                     9 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

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

     Liquidity and Capital Resources

     The Partnership's level of liquidity based upon cash and cash equivalents decreased by $6,855,889 during the nine months ended September 30, 2000, as compared to December 31, 1999. The decrease is due to a $6,940,000 distribution to partners which was partially offset by $84,111 of cash provided by operating activities.

     In February 2000, the Partnership declared and paid a $3,000,000 distribution to partners, of which the Limited Partners collectively received $2,970,000 or $9.90 per unit. In June 2000, the Partnership declared and paid a $3,940,000 distribution to partners, of which the Limited Partners collectively received $3,900,600 or $13.00 per unit. It is anticipated at this time that no further distributions will be made to partners until the resolution of the Hawaiian GET matter (see below).

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

                          FORM 10-Q SEPTEMBER 30, 2000

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

     Results of Operations

     Net income increased for the nine month period ended September 30, 2000, as compared to the nine month periods ended September 30, 1999, principally due to a decrease in costs and expenses partially offset by decreased revenues. Net loss decreased for the three months ended September 30, 2000, as compared to 1999 due to a decrease in costs and expense partially offset by decreased revenue.

     Revenues decreased overall for the three and nine month periods ended September 30, 2000, as compared to the corresponding periods of the prior year. Rental income decreased due to the sale of all equipment prior to 2000.

     Interest income increased for the nine month period ended September 30, 2000, compared to the corresponding period of the prior year due to higher cash balances available for short term investments. Interest income decreased for the three month period ended September 30, 2000 compared to the corresponding period of prior year due to a lower cash balances available for short term investment resulting from distributions to partners in February and June 2000.

     Expenses decreased overall for the three and nine month periods ended September 30, 2000, as compared to the corresponding periods of the prior year primarily due to no equipment operations in 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Partnership has no loans outstanding.

                                    11 of 13

                       NATIONAL LEASE INCOME FUND 6, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          a.   None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits: 27. Financial Data Schedule

          b. Reports on Form 8-K: On August 2, 2000, the Registrant filed an 8-K to disclosed the dismissal of its prior independent auditors

                                    12 of 13

                        NATIONAL LEASE INCOME FUND 6 L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL LEASE INCOME FUND 6 L.P.

                                    BY:  ALI Equipment Management Corp.
                                         --------------------------------------
                                         Managing General Partner

                                         BY:  /S/ MICHAEL L. ASHNER
                                              ---------------------------------
                                              Michael L. Ashner
                                              President and Director
                                              (Principal Executive Officer)

                                         BY:  /S/ CAROLYN B. TIFFANY
                                              ---------------------------------
                                              Carolyn B. Tiffany
                                              Vice President and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)

                                              Dated:     November 14, 2000

                                    13 of 13